Form 10-K405
period 1997-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 1998-03-31
CIK 1050686

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

              COMMISSION FILE NUMBER:          000-23463
                                          .................

                       PHILIPS INTERNATIONAL REALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       MARYLAND                    13-3963667
          ------------------------------------  -------------------
             (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER
            INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)


                    417 FIFTH AVENUE,
                 NEW YORK, NEW YORK 10016               10016
          ------------------------------------  -------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE          (ZIP CODE)
                         OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 545-1100

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]


     Upon issuance on December 31, 1997, the agreed value of the voting stock held by non-affiliates of the Registrant was $1,850,000. Such shares of common stock are not currently listed on a national securities exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of March 1, 1998, 47,660 shares of common stock, $.01 par value, (the 'Common Stock') were outstanding (81,265 shares of Common Stock, as adjusted to reflect the proposed stock split described herein).

     LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 27.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                                                           PAGE
                                                                                                           ----
PART I
  Item 1.  Business.....................................................................................     1
  Item 2.  Properties...................................................................................     4
  Item 3.  Legal Proceedings............................................................................    10
  Item 4.  Submission of Matters to a Vote of Security Holders..........................................    10

PART II
  Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.........................    10
  Item 6.  Selected Financial Data......................................................................    11
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........    13
  Item 8.  Financial Statements and Supplementary Data..................................................    16
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    16

PART III
  Item 10. Directors and Executive Officers of the Registrant...........................................    16

  Item 11. Executive Compensation.......................................................................    18

  Item 12. Security Ownership of Certain Beneficial Owners and Management...............................    21

  Item 13. Certain Relationships and Related Transactions...............................................    23

PART IV
  Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K............................    26


                                     PART I

ITEM 1. BUSINESS

GENERAL

     Philips International Realty Corp. (the 'Company') is a self-advised real estate investment trust ('REIT') formed to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the 'Philips Group'). For more than 15 years, the Philips Group has been engaged in the ownership, acquisition for redevelopment and development of neighborhood and community shopping centers predominantly concentrated in two major, densely populated, East Coast metropolitan regions: (i) the New York, Northern New Jersey, Long Island and Connecticut consolidated metropolitan statistical area (the 'New York CMSA') and (ii) the Miami-Fort Lauderdale consolidated metropolitan statistical area (the 'Miami CMSA'). As of December 31, 1997, the Company's portfolio consisted of 13 well-established neighborhood and community shopping center properties (each a 'Property,' and collectively, the 'Properties'), encompassing 2.4 million square feet of GLA. Ten of the Properties were redeveloped or developed by the Philips Group, of which nine are located in the New York CMSA or the Miami CMSA markets. Eight of the Properties are anchored by national or regional supermarkets such as Publix Supermarkets, Inc., Winn-Dixie Stores, Inc., and Waldbaums/APW Supermarkets, Inc. The Company believes the strength of these grocery retailers, as well as other key anchor tenants, provide the Properties with consistent consumer traffic and enables the Company to attract additional quality anchor retailers, as well as quality national, regional and local non-anchor retailers. As of December 31, 1997, the Properties were 96.3% leased to 268 tenants with 82.9% of the total GLA leased to national and regional retailers.

     The Company's strategy is to acquire for redevelopment and develop quality neighborhood and community shopping centers, located in demographically strong, under-stored markets which serve the daily needs of the surrounding community. The Company will continue this strategy by focusing its activities primarily in the New York CMSA, and secondarily in the Miami CMSA. Management believes its extensive experience, market knowledge and network of industry contacts within these regions gives the Company a competitive advantage and enhances its ability to identify and capitalize on acquisitions for redevelopment and development opportunities. The Company believes that the New York CMSA and Miami CMSA are both attractive regions in which to own and develop retail properties for long-term investment. See 'Item 2. Properties--The New York and Miami CMSAs.'

     The Company's day-to-day operations are strategically directed by its executive officers and implemented through a management agreement (the 'Management Agreement') with a property management company affiliated with the Philips Group (the 'Management Company'). The Management Agreement provides for the payment of fees, not to exceed prevailing market rates, and can be canceled, in whole or in part, at any time by the Company as it internalizes property management services. This agreement enables the Company to utilize the Philips Group's infrastructure on a cost-effective basis. Going forward, the Company is committed to internalize property management functions as its portfolio grows. Based on its current business plan, the Company expects to become a fully integrated, self-managed operation within 24 months following the consummation of its proposed public offering of shares of Common Stock (the 'Offering'). See 'Recent Developments.'

     Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, leads a management team whose executive officers have an average of approximately 15 years experience in acquiring, redeveloping and developing retail properties. The Philips Group has acquired, redeveloped and/or developed a total of 66 retail properties encompassing over 5.1 million square feet within the New York CMSA and Miami CMSA markets. As of March 1, 1998, Mr. Pilevsky and the other executive officers and directors beneficially owned in the aggregate approximately 70.4% of the outstanding Common Stock (or interests redeemable therefor).

     The Company was incorporated in Maryland on July 16, 1997. Its executive offices are located at 417 Fifth Avenue, New York, New York 10016, and its telephone number is (212) 545-1100.

STRATEGIES FOR GROWTH

     The Company's objective is to maximize shareholder value through aggressive growth of its cash flow per share and through the appreciation of the value of its portfolio. The Company will seek to accomplish this objective by continuing its multi-faceted strategy of: (i) acquisition for redevelopment of retail properties in demographically strong, under-stored markets and where supply is constrained;
(ii) development of retail properties in similar markets; (iii) expansion of properties within its portfolio; and (iv) aggressive asset management of its portfolio.

     Management expects that a significant part of the Company's growth will be achieved through continuing its program of acquiring an optimal, risk-adjusted mix of additional shopping centers for redevelopment at attractive initial returns, including: (i) well established, stable properties which the Company believes are currently leased at below market rents; (ii) underperforming, poorly managed properties; and (iii) properties with additional land for new development or expansion. The Company seeks to acquire shopping centers at below replacement cost in markets with strong demographics, emphasizing locations where retail demand exceeds supply and the creation of new supply is constrained. The Company believes there are significant opportunities within the markets in which it currently operates to acquire such properties, including opportunities to acquire property portfolios, and it is currently in discussions with a number of owners to acquire properties. The Company further believes that the markets in which it operates are mature, established markets in which property owners may have low tax bases, and therefore exposure to significant taxable gains upon sale. Management believes that the Company's ability to acquire properties for Units enabling such sellers to defer taxable gain, coupled with its extensive market expertise and contacts, as well as its access to capital as a public company, will enable the Company to successfully execute its acquisition strategy.


     The Company balances its acquisition activities through its selective development of additional quality neighborhood and community shopping centers, primarily in the New York CMSA markets. The Company capitalizes on management's extensive development experience, market knowledge, network of industry contacts and relationships and its proven track record. In order to minimize the risk and the commitment of capital for prolonged periods usually associated with development, the Company will continue to focus on two strategies to secure its development projects: (i) pursuing requests for proposal ('RFPs') or similar municipally sponsored development opportunities; and (ii) entering into land purchase contracts which are subject to the satisfactory resolution of key development contingencies, such as obtaining approvals and permits.

     The Company also will continue to utilize its long-standing asset and property management practices to maximize cash flow from its existing Properties and enhance their long-term value through its extensive knowledge of the retail industry and shopping center operations. During the past five years, the Company has increased the occupancy rate of the Properties from 88.4% as of December 31, 1993 to 96.3% as of December 31, 1997, while also increasing the total annualized contractual base rent from $8.93 to $10.44 per leased square foot.

     As of December 31, 1997, the Company's debt to total capitalization ratio was approximately 70%, based on the agreed net asset value per share of $50.00. After the Offering, the Company intends to maintain a ratio of debt to total market capitalization (defined as the market value of the outstanding Common Stock, including interests redeemable therefor, plus the total debt of the Company) of not more than 50%. However, such objective may be altered without the consent of the Company's shareholders and the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. Based on the assumed public offering price of $20.00 per share, the Company's ratio of debt to total market capitalization ratio would be approximately 23.3% (21.5% if the Underwriters' over-allotment option is exercised in full).

EMPLOYEES

     As of December 31, 1997, the Company had 26 employees, 20 of whom are maintenance, security and clerical personnel at the Properties located in Hialeah, Florida. The Company believes that relations with its employees are good. None of the employees are unionized.

COMPETITION

     Numerous shopping center properties compete with the Properties in attracting tenants to lease space. Tenants may consider certain of these competing properties to be newer in appearance, better located or better maintained than the Properties. The number of competitive commercial properties in a particular area could have a material effect on the Company's ability to lease space in the Properties or at newly developed or acquired properties and on the rents charged. In addition, retailers at the Properties face increasing competition from other forms of retailing, such as catalogues, discount shopping clubs and telemarketing.

REGULATIONS


     A number of federal, state and local laws exist, such as the Americans with Disabilities Act, which may require modifications to existing buildings to improve, or restrict certain renovations by requiring, access to such buildings by disabled persons. While the Company believes that all of the Properties are in substantial compliance with laws currently in effect, and will review periodically the Properties to determine continuing compliance with existing laws and any additional laws that are hereafter promulgated, additional legislation may impose further requirements on owners with respect to access by disabled persons.

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and injuries to persons and property.

     All of the Properties have been subject to a Phase I environmental assessment (which involves general inspections without soil sampling or ground water analysis) completed within the last year by independent environmental consultants. None of these environmental assessments has revealed any environmental liability that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any material environmental liability.

     There are no other laws or regulations which have a material effect on the Company's operations, other than typical state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

     The Company operates in only one industry segment. The Company does not have any foreign operations and its business is not seasonal. All of the

Company's Properties are retail shopping center properties. As of December 31, 1997, the total annualized contractual base rents due under leases with tenants at the Company's nine Properties located in the New York CMSA or Miami CMSA markets represented 91.0% of the total annualized contractual base rents due under all of the Company's leases.

RECENT DEVELOPMENTS

     On December 31, 1997, the Company and certain members of the Philips Group completed the formation transactions (the 'Formation Transactions'), pursuant to which the Properties, or partnership or membership interests in the Properties, were contributed to Philips International Realty, L.P., a Delaware limited partnership (the 'Operating Partnership') of which the Company is currently the non-managing general partner, in exchange for limited partnership interests in the Operating Partnership (the 'Units'). The Units are redeemable, subject to certain lock-up agreements, beginning on December 31, 1998 (the first anniversary of the consummation of the Formation Transactions), at the Unitholder's request; such Units will be redeemed, at the Company's option and in its sole discretion, either for shares of Common Stock on a one-for-one basis (subject to certain anti-dilution adjustments and exceptions) and/or cash (based upon the fair market value of an equivalent number of shares of Common Stock at the time of redemption). In connection with the Formation Transactions, the Company entered into: (i) employment agreements with each of Mr. Petra and Ms. Levine; (ii) the Management Agreement with the Management Company; and (iii) a non-competition agreement (the 'Non-Competition Agreement') with Mr. Pilevsky, Ms. Levine and the Management Company. See 'Item 11. Executive Compensation--Employment Agreements' and 'Item 13. Certain Relationships and Related Transactions--Management Agreement' and '--Non-Competition Agreement.'

     On March 13, 1998, the Company filed a Form S-11 Registration Statement with the Securities and Exchange Commission ('SEC') under which the Company intends to sell 7,200,000 shares of Common Stock and contribute the net proceeds therefrom to the Operating Partnership in exchange for general partnership interests (resulting in aggregate ownership by the Company of an approximately 74.8% economic interest in the Operating Partnership). Approximately $126.7 million, or 97.8%, of the estimated net proceeds of the Offering is intended to be used to repay mortgage and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions). Upon consummation of the Offering, total debt of the Company would constitute approximately 23.3% of its total market capitalization.

     Upon consummation of the Offering, the Company would be the sole general partner of the Operating Partnership and would conduct substantially all of its business and will hold substantially all of its interests in the Properties through the Operating Partnership, either directly or indirectly through partnerships or limited liability companies holding fee title to the Properties (collectively, the 'Property Partnerships'). As the sole general partner of the Operating Partnership, the Company will have exclusive power to manage and conduct the business of the Operating Partnership, subject to certain customary exceptions. Upon consummation of the Offering, Mr. Pilevsky and the other executive officers and directors will beneficially own in the aggregate approximately 19.4% of the outstanding Common Stock (or interests redeemable therefor). Although no assurance can be given, the Company intends, subject to market conditions, to complete the Offering at the earliest time it determines it is advantageous to do so.

     In connection with the Offering, the Company expects to effect a 1.7051 for 1 Common Stock split immediately prior to the Offering (the 'Proposed Stock Split'). Unless otherwise indicated, all Common Stock information contained herein reflects the Proposed Stock Split.

FINANCING ACTIVITIES

     MORTGAGE FINANCING. As of December 31, 1997, there was a total of approximately $176.6 million of debt encumbering certain Properties. In connection with the Offering, the Company expects to repay all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding mortgage debt would be reduced by approximately $116.7 million, and the Company would have approximately $59.5 million of secured fixed rate debt with a weighted average interest rate of 7.61% and a weighted average maturity of 5.25 years. See Note 5 to the Notes to Financial Statements for the Property Partnerships for a discussion of the debt encumbering the Company's Properties at December 31, 1997.

     CREDIT FACILITY. The Company expects to establish a revolving Credit Facility (the 'Credit Facility') concurrently with, and conditioned upon, the consummation of the Offering. The availability of funds under the Credit Facility will be subject to the Company's compliance with a number of customary financial and other covenants. The Credit Facility will be used primarily to finance the Company's acquisition and redevelopment activities. Borrowings under the Credit Facility are expected to be secured by certain Properties with recourse to the Company and the Operating Partnership.

     THE OFFERING. On March 13, 1998, the Company filed a Form S-11 Registration Statement with the SEC under which the Company intends to sell 7,200,000 shares of Common Stock at a proposed range between $19.00 and $21.00 per share. See 'Recent Developments.'

ITEM 2. PROPERTIES

GENERAL

     As of December 31, 1997, the Company owned 100% of 13 well-established neighborhood and community shopping center Properties, encompassing 2.4 million square feet of GLA, of which ten were developed or redeveloped by the Philips Group. Nine of the Properties, representing approximately 80% of the total GLA, are located in the New York CMSA or the Miami CMSA markets, with the remaining 20% of the total GLA located in neighboring markets.

     The Company's community and neighborhood shopping centers usually are anchored by national or regional retailers. As long-time participants in the shopping center industry, management has established close relationships with a large number of major national and regional retailers. As of December 31, 1997, the Properties were 96.3% leased to 268 tenants with 82.9% of the total GLA leased to national and regional retailers. Eight of the Properties are anchored by national or regional supermarkets such as Publix Supermarkets, Inc., Winn-Dixie Stores Inc., and Waldbaums/APW Supermarkets, Inc. The Company believes the strength of these grocery retailers, as well as other key anchor tenants, provide the Properties with consistent consumer traffic and enable the Company to attract additional quality anchor retailers, as well as quality national, regional and local non-anchor retailers.

PROPERTY SUMMARY DATA

     The following table sets forth certain information relating to each of the Properties at December 31, 1997. All of the Properties are 100% owned by the Company.

                                                                                  ANNUALIZED CONTRACTUAL
                                                                                 BASE RENT AT 12/31/97(1)
                                 YEAR BUILT/                               ------------------------------------
                                  RENOVATED      TOTAL    % OF   % LEASED                 % OF         BASE
                                --------------    GLA     TOTAL     AT        BASE      PORTFOLIO  RENT/SQ. FT.
PROPERTY AND LOCATION            YR. ACQUIRED  (SQ. FT.)   GLA   12/31/97  RENT ($000)  BASE RENT    (2) ($)
-----------------------------   -------------- ---------  -----  --------  -----------  ---------  ------------
NEW YORK CMSA
  Forest Avenue Shoppers Town     1957/1996      177,002    7.4     99.1       3,071       12.8        17.51
    Forest Avenue                    1984
    Staten Island, New York
  Meadowbrook Commons                1990        173,027    7.2    100.0       3,028       12.6        17.50
    Sunrise Highway                  (3)
    Freeport, New York
  Merrick Commons                 1960/1994      108,066    4.5     98.6       1,724        7.2        16.18
    Merrick Road                     1985
    Merrick, New York
  Mill Basin Plaza                   1991         80,708    3.4    100.0       2,104        8.8        26.07
    Avenue U                         (3)
    Brooklyn, New York
  Branhaven Plaza                 1971/1996      191,496    8.0    100.0       1,375        5.7         7.18
    U.S. 1                           1985
    Branford, Connecticut

                                               ---------  -----  --------  -----------  ---------  ------------
TOTAL/WEIGHTED AVERAGE                           730,299   30.5     99.6      11,302       47.1        15.54

MIAMI CMSA
  Mall on the Mile                   (4)         591,369   24.7     97.0       4,185       17.4         7.30
    Palm Springs Mile                1985

    Hialeah, Florida
  Palm Springs Village               (4)         309,380   12.9     91.9       2,657       11.1         9.34
    Palm Springs Mile                1985
    Hialeah, Florida
  The Shops on 49th Street           (4)         167,009    7.0     97.7       2,824       11.7        17.30
    Palm Springs Mile                1985
    Hialeah, Florida
  Philips Plaza                      (4)         109,263    4.6     79.4         887        3.7        10.23
    Palm Springs Mile                1985
    Hialeah, Florida
                                               ---------  -----  --------  -----------  ---------  ------------
TOTAL/WEIGHTED AVERAGE                         1,177,021   49.2     94.1      10,553       43.9         9.53

NEIGHBORING MARKETS
  Elm Plaza                       1973/1995      168,852    7.1     97.6         584        2.4         3.54
    Rte. 220/I-91                    1986
    Enfield, Connecticut
  Millside Plaza                     1977        161,128    6.8     98.3         761        3.2         4.81
    U.S. 130                         1986
    Delran, New Jersey
  Foxboro Plaza                      1982        117,831    4.9     91.2         513        2.1         4.77
    Rte. 140/I-95                    1986
    Foxborough, Massachusetts
  The Shoppes at Lake Mary           1985         36,725    1.5    100.0         322        1.3         8.77
    Country Club Road                1997
    Lake Mary, Florida
                                               ---------  -----  --------  -----------  ---------  ------------
TOTAL/WEIGHTED AVERAGE                           484,536   20.3     96.5       2,180        9.0         4.66

PORTFOLIO TOTAL/WEIGHTED AVERAGE               2,391,856  100.0     96.3      24,035      100.0        10.44
                                               ---------  -----  --------  -----------  ---------  ------------
                                               ---------  -----  --------  -----------  ---------  ------------

                                 KEY TENANTS (YEAR OF LEASE
PROPERTY AND LOCATION              EXPIRATION/OPTION TERM)
-----------------------------  -------------------------------
NEW YORK CMSA
  Forest Avenue Shoppers Town  TJ Maxx (The TJX Companies,
    Forest Avenue              Inc.) (2005/2020); APW
    Staten Island, New York    Supermarkets, Inc. (Waldbaum,
                               Inc.) (2001/2011)
  Meadowbrook Commons          Giant Food Stores, Inc. (2025);
    Sunrise Highway            Toys 'R' Us, Inc. (2020/2040);
    Freeport, New York         Marshall's of MA, Inc.
                               (2001/2016)
  Merrick Commons              APW Supermarkets, Inc.
    Merrick Road               (Waldbaum, Inc.) (2013/2041)

    Merrick, New York
  Mill Basin Plaza             Pergament Home Centers, Inc.
    Avenue U                   (2011/2021); Walgreens Co.
    Brooklyn, New York         (2024)
  Branhaven Plaza              Caldor, Inc. (2002/2022); APW
    U.S. 1                     Supermarkets, Inc. (Waldbaum,
    Branford, Connecticut      Inc.) (2016/2038); CVS
                               (2001/2011)

TOTAL/WEIGHTED AVERAGE
MIAMI CMSA
  Mall on the Mile             Builders Square (2002/2022);
    Palm Springs Mile          Mervyn's (2011/2031); Toys 'R'
    Hialeah, Florida           Us, Inc. (2002/2017); Publix
                               Supermarkets, Inc. (2002)
  Palm Springs Village         Winn-Dixie Stores, Inc.
    Palm Springs Mile          (2016/2035); Upton, Inc.
    Hialeah, Florida           (1999/2009); Fabulous Diamonds
                               of Hialeah, Inc. (2001)
  The Shops on 49th Street     Smart & Final Stores
    Palm Springs Mile          Corporation (2016/2021); Pier
    Hialeah, Florida           One Imports (U.S.) Inc.
                               (2001/2021)
  Philips Plaza                Michael's Stores, Inc.
    Palm Springs Mile          (2006/2016); Ideal Corporation
    Hialeah, Florida           (2005)

TOTAL/WEIGHTED AVERAGE
NEIGHBORING MARKETS
  Elm Plaza                    Caldor Inc. (2001/2021); APW
    Rte. 220/I-91              Supermarkets, Inc. (Waldbaum,
    Enfield, Connecticut       Inc.) (2014/2034)
  Millside Plaza               Kmart Corporation (2002/2017);
    U.S. 130                   Shop Rite (Delran Supermarket,
    Delran, New Jersey         Inc.) (2001/2016)
  Foxboro Plaza                Bradlees Stores, Inc.
    Rte. 140/I-95              (2002/2022)
    Foxborough, Massachusetts
  The Shoppes at Lake Mary
    Country Club Road
    Lake Mary, Florida

TOTAL/WEIGHTED AVERAGE
PORTFOLIO TOTAL/WEIGHTED AVER

------------------
(1) Total annualized contractual base rent for all leases in place at December 31, 1997. Amount excludes (i) future contractual rent escalations and cost of living increases; (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 1997.

(3) Property was developed by the Company.
(4) Development of the Properties commenced in 1958. Substantial redevelopment and expansion has been ongoing since 1985, when the Properties were acquired by the Philips Group.

OCCUPANCY

     During the past five years the Company has increased its portfolio occupancy and total annualized contractual base rent per square foot, as indicated in the table below:

                                                                                             TOTAL ANNUALIZED
                                                                NUMBER OF                CONTRACTUAL BASE RENT PER
DATE                                                            PROPERTIES   % LEASED    LEASED SQUARE FOOT ($)(1)
-------------------------------------------------------------   ---------    --------    -------------------------
December 31, 1997............................................       13         96.3                10.44
December 31, 1996............................................       13         95.4                10.26
December 31, 1995............................................       13         90.7                 9.94
December 31, 1994............................................       13         88.2                 9.64
December 31, 1993............................................       12         88.4                 8.93

------------------
(1) Total annualized contractual base rent for all leases in place at December 31 for the respective years indicated, divided by total GLA leased at such dates. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

LEASE EXPIRATIONS

     The following table sets forth all scheduled lease expirations for the Properties beginning January 1, 1998, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                                 ANNUALIZED
                                                                                                                CONTRACTUAL
                                                                                                                BASE RENT AT
                                                                                TOTAL                           12/31/97(1)
                                                                              GLA UNDER                         ------------
                                                               NUMBER          EXPIRING
                                        LEASE EXPIRATION      OF LEASES         LEASES         % OF TOTAL        BASE RENT
YEAR                                          YEAR            EXPIRING        (SQ. FT.)       EXPIRING GLA         ($000)
-------------------------------------   ----------------    -------------    ------------    ---------------    ------------

1....................................         1998                45              122,975           5.3                1,599
2....................................         1999                29              113,431           4.9                1,626
3....................................         2000                31              156,330           6.8                1,747
4....................................         2001                40              374,792          16.3                3,752
5....................................         2002                39              505,393          22.0                2,491
6....................................         2003                12               53,271           2.3                  702
7....................................         2004                 9               57,997           2.5                  623
8....................................         2005                12              133,076           5.8                1,485
9....................................         2006                12               70,132           3.1                1,155
10...................................         2007                 8               57,823           2.5                  794
11 and after.........................     2008 and after          31              656,654          28.5                8,061
                                                            -------------    ------------    ---------------    ------------

     TOTAL/WEIGHTED AVERAGE.............................         268            2,302,324         100.0               24,035
                                                            -------------    ------------    ---------------    ------------
                                                            -------------    ------------    ---------------    ------------
                                           % OF
                                        PORTFOLIO         BASE RENT/
YEAR                                    BASE RENT       SQ. FT.(2)($)
-------------------------------------  ------------    ----------------
1....................................        6.7             13.00
2....................................        6.8             14.33
3....................................        7.3             11.17
4....................................       15.6             10.01
5....................................       10.4              4.93
6....................................        2.9             13.08
7....................................        2.6             10.74
8....................................        6.2             11.16
9....................................        4.8             16.47
10...................................        3.3             13.73
11 and after.........................       33.5             12.28
                                       ------------    ----------------

     TOTAL/WEIGHTED AVERAGE..........      100.0             10.44
                                       ------------    ----------------
                                       ------------    ----------------

------------------------
(1) Total annualized contractual base rent for all leases in place at December 31, 1997. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursement.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 1997.

TAX BASIS AND REAL ESTATE TAXES

     The aggregate cost basis of depreciable real property for federal income tax purposes in the Properties as of December 31, 1997 was approximately $74 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations on the Properties during the fiscal year ended December 31, 1997 was approximately $4.7 million, or approximately $1.98 per square foot of GLA. Virtually all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of real estate tax increases, including real estate tax increases resulting from improvements.

SIGNIFICANT PROPERTIES

     Since the 1997 gross revenues for each of (i) the Company's four Properties located in Hialeah, Florida, aggregated, (ii) Forest Avenue Shoppers Town, and
(iii) Meadowbrook Commons shopping centers amounted to more than 10% of the aggregate gross revenues for the Properties during such year, additional information regarding these Properties is provided below.

     HIALEAH, FLORIDA PROPERTIES. The Hialeah, Florida Properties consist of four adjacent Properties, Mall on the Mile, Palm Springs Village, The Shops on 49th Street, and Philips Plaza, with an aggregate of 1.2 million square feet of GLA. Hialeah is situated in the greater Miami metropolitan area, north of the Miami International Airport, west of the municipalities of Miami, Miami Beach and Aventura, and south of Broward County and Fort Lauderdale. The four Properties form a unique, one-mile retail shopping corridor that fronts both sides of West 49th Street, locally known as 'Palm Springs Mile.' The collective 90 acres of the four Properties facilitate the expansion or reconfiguration of existing space, which has been regularly expanded by the Company since 1985.

     The following table sets forth the percent leased and total annualized contractual base rent per leased square foot for Palm Springs Mile as of the dates indicated:

                                                                      TOTAL ANNUALIZED CONTRACTUAL BASE
DATE                                                     % LEASED     RENT PER LEASED SQUARE FOOT($)(1)
------------------------------------------------------   --------    -----------------------------------
December 31, 1997.....................................     94.1                      9.53
December 31, 1996.....................................     93.8                      9.57
December 31, 1995.....................................     85.5                      8.94
December 31, 1994.....................................     85.2                      8.63
December 31, 1993.....................................     85.3                      8.10

------------------
(1) Total annualized contractual base rent for all leases in place at December 31 for the respective years indicated, divided by total GLA leased at such dates. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

     The following table sets forth all scheduled lease expirations for Palm Springs Mile beginning January 1, 1998, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                      ANNUALIZED CONTRACTUAL
                                                                                                           BASE RENT AT
                                                                                                           12/31/97(1)
                                                                                                      ----------------------
                                                                                      % OF TOTAL                      % OF
                                                 NUMBER OF       SQUARE FOOTAGE        PROPERTY                     PROPERTY
                                   LEASE          LEASES             UNDER             EXPIRING       BASE RENT       BASE
YEAR                          EXPIRATION YEAR    EXPIRING       EXPIRING LEASES           GLA          ($000)         RENT
--------------------------    ---------------    ---------     ------------------     -----------     ---------     --------
 1........................         1998              28                76,761              6.9           1,013          9.6
 2........................         1999              14                75,221              6.8             843          8.0
 3........................         2000              14                97,339              8.8             676          6.4
 4........................         2001              21               105,784              9.5           1,382         13.1
 5........................         2002              19               230,852             20.8           1,123         10.6
 6........................         2003               8                40,388              3.6             509          4.8
 7........................         2004               6                43,143              3.9             511          4.8
 8........................         2005               8                84,783              7.7             757          7.2
 9........................         2006               3                33,415              3.0             517          4.9
10........................         2007               1                 5,100              0.5              82          0.8
11 and after..............    2008 and after         16               314,963             28.4           3,141         29.8
                                                 ---------     ------------------     -----------     ---------     --------

TOTAL/WEIGHTED AVERAGE....                          138             1,107,749            100.0          10,553        100.0
                                                 ---------     ------------------     -----------     ---------     --------
                                                 ---------     ------------------     -----------     ---------     --------

                             BASE RENT/
YEAR                        SQ. FT.(2)($)
--------------------------  -------------
 1........................      13.20
 2........................      11.21
 3........................       6.95
 4........................      13.06
 5........................       4.87
 6........................      12.59
 7........................      11.84
 8........................       8.93
 9........................      15.47
10........................      16.00
11 and after..............       9.97
                            -------------

TOTAL/WEIGHTED AVERAGE....       9.53
                            -------------

                            -------------

------------------
(1) Total annualized contractual base rent for all leases in place at December 31, 1997. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 1997.

     The aggregate cost basis of depreciable real property for federal income tax purposes for Palm Springs Mile at December 31, 1997 was approximately $27.0 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations for Palm Springs Mile during the fiscal year ended December 31, 1997 was approximately $1.7 million, or approximately $1.45 per square foot of GLA.

     In connection with the Formation Transactions, one of the Company's lenders did not consent to the transfer of interests in the partnerships which own The Shops on 49th Street and Philips Plaza. If such transfers were determined to violate the terms of the mortgage, the lender could be entitled to accelerate the maturity date of the loan and commence foreclosure proceedings against the mortgaged Properties. The lender has taken no action with respect to this matter. The Company intends to repay this loan in full with the net proceeds from the Offering.

     FOREST AVENUE SHOPPERS TOWN. Forest Avenue Shoppers Town is a grocery-anchored neighborhood shopping center encompassing 177,002 square feet of GLA, and is located along Forest Avenue in north central Staten Island, New York. The Company believes that Forest Avenue Shoppers Town is one of the dominant shopping centers in northern Staten Island, a densely populated residential area in New York City, which functions as a bedroom community for Manhattan.

     The following table sets forth the percent leased and total annualized contractual base rent per leased square foot for Forest Avenue Shoppers Town as of the dates indicated:

                                                                  TOTAL ANNUALIZED CONTRACTUAL BASE
DATE                                                  % LEASED    RENT PER LEASED SQUARE FOOT($)(1)
---------------------------------------------------   --------    ---------------------------------
December 31, 1997..................................     99.1                    17.51

December 31, 1996..................................     98.6                    16.73
December 31, 1995..................................     95.0                    16.71
December 31, 1994..................................     86.7                    16.91
December 31, 1993..................................     90.3                    12.31

------------------
(1) Total annualized contractual base rent for all leases in place at December 31 for the respective years indicated, divided by total GLA leased at such dates. Amount excludes (1) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

     The following table sets forth all scheduled lease expirations for Forest Avenue Shoppers Town beginning January 1, 1998, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                      ANNUALIZED CONTRACTUAL
                                                                                                           BASE RENT AT
                                                                                                           12/31/97(1)
                                                                                                      ----------------------
                                                                                      % OF TOTAL                      % OF
                                   LEASE         NUMBER OF       SQUARE FOOTAGE        PROPERTY                     PROPERTY
                                EXPIRATION        LEASES             UNDER             EXPIRING       BASE RENT       BASE
YEAR                               YEAR          EXPIRING       EXPIRING LEASES           GLA          ($000)         RENT
--------------------------    ---------------    ---------     ------------------     -----------     ---------     --------
 1........................         1998              --                    --               --              --           --
 2........................         1999               6                19,190             10.9             579         18.9
 3........................         2000               2                 9,975              5.7             228          7.4
 4........................         2001               4                44,963             25.6             444         14.5
 5........................         2002               2                 4,198              2.4             129          4.2
 6........................         2003              --                    --               --              --           --
 7........................         2004               1                   900              0.5              26          0.8
 8........................         2005               2                40,578             23.1             610         19.9
 9........................         2006               3                22,888             13.0             335         10.9
10........................         2007               2                15,317              8.7             347         11.3
11 and after..............    2008 and after          3                17,383              9.9             373         12.1
                                                 ---------     ------------------     -----------     ---------     --------

TOTAL/WEIGHTED AVERAGE....                           25               175,392            100.0           3,071        100.0
                                                 ---------     ------------------     -----------     ---------     --------
                                                 ---------     ------------------     -----------     ---------     --------


                             BASE RENT/
YEAR                        SQ. FT.(2)($)
--------------------------  -------------
 1........................         --
 2........................      30.18

 3........................      22.91
 4........................       9.88
 5........................      30.80
 6........................         --
 7........................      28.64
 8........................      15.03
 9........................      14.62
10........................      22.66
11 and after..............      21.44
                            -------------

TOTAL/WEIGHTED AVERAGE....      17.51
                            -------------
                            -------------

------------------
(1) Total annualized contractual base rent for all leases in place at December 31, 1997. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 1997.

     The aggregate cost basis of depreciable real property for federal income tax purposes for Forest Avenue Shoppers Town at December 31, 1997 was approximately $5.0 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations for Forest Avenue Shoppers Town during the fiscal year ended December 31, 1996 was approximately $0.8 million, or approximately $4.47 per square foot of GLA.

     MEADOWBROOK COMMONS. Meadowbrook Commons is a grocery-anchored neighborhood shopping center, encompassing 173,027 square feet of GLA, located in Nassau County, Long Island, one of the most densely populated suburbs in the New York CMSA. The shopping center is situated on Sunrise Highway, a major east-west thoroughfare along the south shore of Long Island.

     The following table sets forth the percent leased and total annualized contractual base rent per leased square foot for Meadowbrook Commons as of the dates indicated:

                                                                  TOTAL ANNUALIZED CONTRACTUAL BASE
DATE                                                  % LEASED    RENT PER LEASED SQUARE FOOT($)(1)
---------------------------------------------------   --------    ---------------------------------

December 31, 1997..................................     100.0                   17.50
December 31, 1996..................................     100.0                   17.40
December 31, 1995..................................     100.0                   17.27
December 31, 1994..................................     100.0                   16.81
December 31, 1993..................................      80.0                   17.41

------------------
     (1) Total annualized contractual base rent for all leases in place at December 31 for the respective years indicated, divided by total GLA leased at such dates. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and
         (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

     The following table sets forth all scheduled lease expirations for Meadowbrook Commons beginning January 1, 1998, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                           ANNUALIZED CONTRACTUAL
                                                                                                                BASE RENT AT
                                                                                                                12/31/97(1)
                                                                                                           ----------------------
                                                                                           % OF TOTAL                      % OF
                                     LEASE            NUMBER OF       SQUARE FOOTAGE        PROPERTY                     PROPERTY
                                   EXPIRATION          LEASES             UNDER             EXPIRING       BASE RENT       BASE
YEAR                                  YEAR            EXPIRING       EXPIRING LEASES           GLA          ($000)         RENT
--------------------------    --------------------    ---------     ------------------     -----------     ---------     --------
 1........................            1998                --                    --               --              --           --
 2........................            1999                 1                 1,950              1.1              47          1.5
 3........................            2000                 2                19,539             11.3             455         15.0
 4........................            2001                 3                44,765             25.9             837         27.6
 5........................            2002                 2                 6,747              3.9             175          5.8
 6........................            2003                --                    --               --              --           --
 7........................            2004                --                    --               --              --           --
 8........................            2005                --                    --               --              --           --
 9........................            2006                --                    --               --              --           --
10........................            2007                 2                 7,908              4.6             174          5.7
11 and after..............       2008 and after            3                92,118             53.2           1,340         44.3
                                                      ---------     ------------------     -----------     ---------     --------

TOTAL/WEIGHTED AVERAGE....                                13               173,027            100.0           3,028        100.0
                                                      ---------     ------------------     -----------     ---------     --------
                                                      ---------     ------------------     -----------     ---------     --------


                             BASE RENT/
YEAR                        SQ. FT.(2)($)
--------------------------  -------------
 1........................         --

 2........................      24.00
 3........................      23.31
 4........................      18.69
 5........................      25.94
 6........................         --
 7........................         --
 8........................         --
 9........................         --
10........................      21.95
11 and after..............      14.56
                            -------------

TOTAL/WEIGHTED AVERAGE....      17.50
                            -------------
                            -------------

------------------
(1) Total annualized contractual base rent for all leases in place at December 31, 1997. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 1997.

     The aggregate cost basis of depreciable real property for federal income tax purposes for Meadowbrook Commons at December 31, 1997 was approximately $14.0 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations for Meadowbrook Commons during the fiscal year ended December 31, 1997 was approximately $0.8 million, or approximately $4.49 per square foot of GLA.

THE NEW YORK AND MIAMI CMSAS

     Nine of the Company's thirteen properties (representing approximately 80% of the total GLA) are located in the New York CMSA or Miami CMSA markets. The New York CMSA, with almost 20 million people, is by far the most densely populated region in the country, both in terms of absolute population and in density per square mile. With more than 1,900 people per square mile in 1996, the New York CMSA's population density was more than 50% higher than the next most densely populated CMSA. The Miami CMSA is the third most densely populated CMSA in the country, with 1,114 people per square mile, and the twelfth largest CMSA by absolute population.

     The New York CMSA has a retail gross leasable area per person of only 8.6 square feet, less than half the national average of 19.2 square feet of retail gross leasable area per person. The Miami CMSA has a population growth rate more than 1.5 times the national average and a population density third only to the New York and Chicago CMSAs, yet has a retail gross leasable area per person only slightly above the national average. From 1992 to 1997, the New York and Miami CMSAs experienced a steady rate of population growth. The New York CMSA population increased from 19,650,829 persons in 1992 to an estimated 20,024,228 persons in 1997. The Miami CMSA population increased from 3,305,779 persons in 1992 to an estimated 3,568,600 persons in 1997.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

     In connection with certain real estate activities, certain affiliated entities of Mr. Pilevsky were involved in proceedings under the federal bankruptcy laws and/or similar state law proceedings during the 1980s and earlier 1990s, substantially all of which proceedings have been resolved as of the date of this Prospectus. From July 1, 1992, such proceedings included eight foreclosures of, and three bankruptcy filings with respect to, retail shopping center properties and six foreclosures of, and nine bankruptcy filings with respect to, non-retail shopping center properties. None of the entities owning the Company's Properties were involved in any such proceedings, other than the partnership holding fee title to the Meadowbrook Commons Property. Philips Freeport Associates, L.P. ('Philips Freeport'), the owner of Meadowbrook Commons, was party to certain notes with Chemical Bank which notes were secured by mortgages on such property (the 'Loan'). Although Philips Freeport was able to service the Loan from the revenues of the property, it was unable to repay the full principal amount of the Loan upon maturity in November 1992. On January 21, 1994, Philips Freeport voluntarily commenced a proceeding to reorganize pursuant to Chapter 11 of the Bankruptcy Code. The bankruptcy proceeding resulted in an agreement between Philips Freeport and Chemical Bank to modify and restate the Loan pursuant to the Debtor's Second Amended Chapter 11 Plan of Reorganization (the 'Plan'). The Plan, which also provided for the payment in full of all trade claims over a two-year period, was confirmed by order of the Bankruptcy Court dated March 30, 1995 and subsequently modified by orders dated April 12 and April 28, 1995. The Company intends to repay the Loan in full with the net proceeds of the Offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has been no active public market for the Common Stock. The Company has filed an application to list the shares of Common Stock on the New York Stock Exchange ('NYSE'). Although no assurance can be given, the Company anticipates that the Common Stock will begin trading on the NYSE upon consummation of the Offering.

     As of March 20, 1998, the approximate number of holders of record of the shares of the Common Stock was 1,688 and there was one holder of record of the shares of the Company's Series A Convertible Redeemable Preferred Stock (the 'Series A Preferred Stock').

     Subsequent to the Offering, the Company intends to make regular quarterly distributions to holders of the Common Stock. The Company intends to pay a pro rata distribution with respect to the period commencing upon the consummation of the Offering and ending on June 30, 1998, based upon $0.3375 per share for a full quarter. On an annualized basis, this would be $1.35 per share, or an annual distribution rate of 6.75%. The Company intends to maintain this distribution rate for at least twelve months following consummation of the Offering unless actual results of operations, economic conditions or other factors change significantly. Distributions by the Company will be determined by the Board of Directors and will be dependent upon a number of factors. In addition, in order to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the 'Code'), the Company is, in general, required to distribute currently 95% of its taxable income.

     Dividends on the Series A Preferred Stock are cumulative and payable quarterly in arrears, at a rate per annum of nine percent (9%). If any dividend is not declared or paid on any scheduled dividend payment date, interest shall accrue on the amount of such accrued and unpaid dividend at the rate per annum of nine percent

(9%) until such time as such accrued and unpaid dividend is paid in full, such interest to be paid concurrently with the payment of such accrued and unpaid dividends. No cash dividends shall be payable on the Common Stock unless and until all accrued and unpaid dividends (together with accrued interest thereon) have been paid in full on the Series A Preferred Stock. The Company expects to redeem the Series A Preferred Stock with the proceeds of the Offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for: (i) Philips International Realty Corp. on an historical basis as of and for the year ended December 31, 1997 (see footnote 2 to the following table); (ii) for the Operating Partnership on an historical basis as of December 31, 1997;
(iii) for the combined balance sheet of the Property Partnerships (consisting of the thirteen Properties) upon consummation of the Formation Transactions as of December 31, 1997; and (iv) for The Philips Company (consisting of ten Properties accounted for on a combined basis and two Properties accounted for on an equity basis) on a combined historical basis. This information should be read in conjunction with all of the financial statements and the notes thereto appearing elsewhere in this Report. The audited historical financial information as of and for the year ended December 31, 1994 and the unaudited historical financial information as of and for the year ended December 31, 1993 presented herein are based upon the separate historical financial statements of the respective entities and the notes thereto which do not appear in this Report. Pro forma information for the effects of the Offering is included in the Company's Registration Statement on Form S-11 (Reg. No. 333-47975).

     THE COMPANY (HISTORICAL) AND THE PHILIPS COMPANY (COMBINED HISTORICAL)
                 (Dollars in thousands, except per share data)

                                               YEAR ENDED DECEMBER 31,
                           ---------------------------------------------------------------
                                                 COMBINED HISTORICAL
                           ---------------------------------------------------------------
                             1997         1996         1995         1994          1993
                           --------     --------     --------     --------     -----------
                                                                               (UNAUDITED)
OPERATING DATA(1):
Rental revenue:
 Base rent...............  $19,788      $19,659      $17,311      $16,436        $16,142
 Percentage rent.........    1,028          571          852          965          1,490
 Expense
   reimbursements........    6,075        5,717        5,024        4,791          4,705
                           --------     --------     --------     --------     -----------
Total rental revenue.....   26,891       25,947       23,187       22,192         22,337
                           --------     --------     --------     --------     -----------
Property operating
 expenses................    4,937        5,054        5,008        4,834          4,218
Real estate taxes........    3,819        3,671        3,591        3,554          3,446
Interest.................   12,966       11,728       11,097        9,695          9,524
Depreciation and
 amortization............    4,015        3,417        3,072        2,896          2,738
General and
 administrative
 expenses................      165          306          201          222            270
                           --------     --------     --------     --------     -----------
Total expenses...........   25,902       24,176       22,969       21,201         20,196
                           --------     --------     --------     --------     -----------
                               989        1,771          218          991          2,141
Equity in income (loss)
 of investees............      339           95           54            6            (89)
Other income.............       38           22           35           48             46
                           --------     --------     --------     --------     -----------
Income before
 extraordinary items.....  $ 1,366      $ 1,888      $   307      $ 1,045        $ 2,098
                           --------     --------     --------     --------     -----------
                           --------     --------     --------     --------     -----------


                                                               AS OF DECEMBER 31,
                           -------------------------------------------------------------------------------------------
                                       HISTORICAL(2)
                           --------------------------------------
                             PROPERTY        OPERATING
                           PARTNERSHIPS     PARTNERSHIP   COMPANY                 COMBINED HISTORICAL(3)
                           ------------     -----------   -------    -------------------------------------------------
                                            1997                        1996         1995        1994        1993
                           --------------------------------------    ----------    --------    --------    -----------
                                                                                                           (UNAUDITED)
BALANCE SHEET DATA:
Rental properties, at
 cost before
 accumulated
 depreciation............   $  199,428        $    --     $   --     $  137,399    $124,892    $118,307     $ 114,953
Investment in Operating
 Partnership/
 Property Partnerships...           --         13,869      2,287
Total assets.............      195,616         17,978      2,287        129,841     116,856     108,188       109,474
Mortgage notes payable...      176,602             --         --        133,609     131,740     131,187       132,125
Shareholders'/Owners'
 equity (deficit)........       13,869         12,759      2,203        (11,166)    (22,091)    (24,611)      (25,771)

OTHER DATA:
Funds from
 operations(4)...........           --             --         --          5,574       3,590       4,050            --
Net cash provided by
 operating activities....           --             --         --          3,567       3,535       3,639            --
Net cash provided by
 (used in) financing
 activities..............           --             --        533          6,086       2,160        (876)           --
Net cash (used in)
 investing activities....           --             --       (533 )       (9,359)     (6,604)     (3,354)           --
GLA (sq. ft.) (at end of
 period).................    2,391,856             --         --      2,348,117    2,348,117   2,348,117    2,325,448
Occupancy of Properties
 owned (%) (at end of
 period) ................         96.3             --         --           95.4        90.7        88.2          88.4

------------------

 (1) The Company was formed in July 1997 and incurred general and administrative expenses of $543 for the period ended December 31, 1997. However, it did not commence operations until the consummation of the Formation Transactions as of the close of business on December 31, 1997. Therefore, separate summary historical data for the Company is not presented above. See Philips International Realty Corp. Statement of Operations, including the notes thereto, appearing elsewhere in this Report.

 (2) Upon consummation of the Offering, the Company will be the sole general partner of the Operating Partnership and the Property Partnerships. Until the consummation of the Offering, the Company is required to account for its interest in these partnerships on the equity method rather than consolidating the partnerships. Accordingly, (i) the Company's interest in the Operating Partnership and the Property Partnerships is reflected in its balance sheet as 'Investment in Operating Partnership/Property Partnerships,' (ii) the Operating Partnership's balance sheet reflects its investment in the Property Partnerships and (iii) the Property Partnerships' balance sheet combines the thirteen Properties. See 'Business--Recent Developments.'

 (3) No 1997 historical balance sheet or other data is presented for The Philips Company as of December 31, 1997 because the Formation Transactions were consummated as of the close of business on such date and the Properties were transferred to the Property Partnerships.

 (4) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with 'Selected Financial Data', and the Combined Financial Statements of The Philips Company and the Combined Statements of Revenues and Certain Expenses of the Merrick Commons and Mill Basin Plaza Properties, and the notes thereto, included elsewhere in this Report. For purposes of this discussion, The Philips Company includes the Merrick Commons and Mill Basin Plaza Properties reflected on the equity method. Where appropriate, the following discussion includes analysis of the effects of the Offering and the Formation Transactions.

     The Philips Company received income primarily from rental revenue (including recoveries from tenants) from its shopping centers, and actively seeks to enhance its property cash flows and values through an ongoing property redevelopment program. As a result, the financial data generally shows increases in total revenue from year to year, largely attributable to expansion and retenanting of The Philips Company's properties during the year and the benefit of a full period of rental and other revenue from expansions and retenanting occurring in the preceding year.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31,
1996. Total revenue increased $944,000 or 3.6% to $26,891,000 for the year ended December 31, 1997, as compared with $25,947,000 for the year ended December 31, 1996. This net increase is primarily attributable to growth in base rental revenues associated with the expansion and leasing of available premises primarily at the Properties in Hialeah, Florida. Overall occupancy increased approximately 1% from 95.4% at December 31, 1996 to 96.3% at December 31, 1997.

     Property operating expenses decreased $117,000 or 2.3% from $5,054,000 for the year ended December 31, 1996 to $4,937,000 for the year ended December 31, 1997. This decrease is primarily attributable to a reduction in snow removal costs incurred with respect to Properties located in the northeastern part of the country during the respective periods. Property real estate taxes increased by approximately 4% between the corresponding periods, reflecting the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

     Depreciation and amortization expenses increased $598,000 or 17.5% to $4,015,000 for the year ended December 31, 1997, as compared with $3,417,000 for the year ended December 31, 1996. This increase reflects the depreciation and amortization of (i) capital expenditures associated with the recent expansion, renovation and retenanting of Properties in Hialeah, Florida, Branford and Enfield, Connecticut, and Staten Island, New York and (ii) costs related to the acquisition of non-sponsor interests in the Staten Island, Branford and Hialeah properties.

     Interest charges increased $1,238,000 or 10.6% to $12,966,000 for the year ended December 31, 1997, as compared with $11,728,000 for the year ended December 31, 1996, primarily representing financing costs on amounts borrowed to fund The Philips Company's property expansion and renovation programs and the purchase of certain partnership interests.

     In May 1996, The Philips Company acquired a 49% interest in a shopping center property located in Brooklyn, New York. This investment had the effect of improving The Philips Company's equity in income of investees from $95,000 for the year ended December 31, 1996 to $339,000 for the year ended December 31, 1997.

     Income before extraordinary items decreased $522,000 to $1,366,000 for the year ended December 31, 1997, as compared with $1,888,000 for the year ended December 31, 1996. This decrease reflects increased interest costs associated with property refinancings, partially offset by higher rents related to retenanting and leasing efforts and the equity participation in a joint venture property acquired during 1996.

     The extraordinary income of $671,000 for the year ended December 31, 1997 reflects a gain related to the restructuring of a loan encumbering three Properties in connection with the Formation Transactions. The gain is net of an extraordinary loss of approximately $265,000 representing the write-off of deferred financing costs related to the refinancing of debt on certain properties. The extraordinary income of $2,881,000 for the year ended December 31, 1996 reflects gains related to the settlement of debt obligations on three of the Properties.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31,
1995. Total revenue increased $2,760,000 or 11.9% to $25,947,000 for the year ended December 31, 1996, as compared to $23,187,000 for the year ended December 31, 1995. Growth in base rental revenues comprised the majority of this revenue growth, increasing $2,067,000 from year to year, as a result of (i) the leasing of available premises in the portfolio which improved overall occupancy by 4.7% from 90.7% to 95.4%, and (ii) higher rentals achieved on renewed and renegotiated leases. Increased tenant expense recoveries associated with (i) higher occupancy levels and (ii) slightly higher operating costs and real estate taxes from year to year, as well as other property revenues including real estate tax refunds, contributed to the balance of the revenue growth.

     Property operating expenses for the year ended December 31, 1996 increased less than 1% to $5,054,000 from $5,008,000 for the year ended December 31, 1995. Property real estate taxes increased by $80,000 or 2.2% to $3,671,000 during 1996, as compared with $3,591,000 for 1995. This increase in real estate taxes reflects assessments related to property expansions and renovations in the portfolio, and generally higher tax rates imposed by various municipalities.

     Depreciation and amortization expenses increased $345,000 or 11.2% to $3,417,000 in 1996 from $3,072,000 in 1995. This increase is primarily attributable to the amortization of capital expenditures associated with the recent expansions and renovations of Properties in Hialeah, Florida, Staten Island, New York and Branford, Connecticut.

     Interest expense for the year ended December 31, 1996 increased $631,000 or 5.7% to $11,728,000 as compared to $11,097,000 for the year ended December 31, 1995. This net increase reflects (i) financing costs on amounts expended to fund recent property expansions and renovations, offset by (ii) decreases associated with the repayment of $3,397,000 in mortgage indebtedness during the periods.

     In May 1996, The Philips Company acquired a 49% interest in a shopping center property located in Brooklyn, New York. This investment had the effect of improving The Philips Company's equity in the net income of investees from $54,000 in 1995 to $95,000 in 1996.

     Income before extraordinary items increased $1,581,000 from $307,000 in

1995 to $1,888,000 in 1996. This improved performance is primarily attributable to leasing activity which resulted in a 4.7% improvement in portfolio occupancy levels, and higher rents on new and renegotiated leases, which strengthened operating profitability. The extraordinary item in 1996 is reflective of gains related to the settlement of debt obligations on three of the Properties.

LIQUIDITY AND CAPITAL RESOURCES

     The Philips Company has historically relied on fixed and floating rate mortgage financing to fund acquisitions and refinance maturing debt. Working capital and funds necessary for distributions, debt service and capital expenditures have generally been provided through net cash flows from operations and, in certain instances, capital contributions of partners and/or additional borrowing. The ability to refinance debt prior to maturity and to fund acquisitions have been generally dependent upon interest rates, the general availability of both mortgage debt and private equity in the marketplace and the cash flow and value of the asset to be financed or refinanced. Distributions have been generally made based upon 100% of excess cash over identified, near-term requirements.

     The Company believes the Offering will improve its financial position principally through substantial reductions in its overall debt and debt-to-equity ratio. As of December 31, 1997, the Company had outstanding debt of approximately $176.6 million. In connection with the Offering, the Company intends to repay all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding mortgage debt will be reduced by approximately $116.7 million. The Company will have approximately $59.5 million of secured fixed rate debt with a weighted average interest rate of 7.61% and a weighted average maturity of 5.25 years. This will result in a significant reduction in annual mortgage interest expense as a percentage of total revenue and cash from operations required to fund debt service requirements will decrease substantially. As of December 31, 1997, the Company's debt to total capitalization ratio was approximately 70%, based on the agreed net asset value per share of $50.00. Based on the assumed public offering price of $20.00 per share, the Company's ratio of debt to total market capitalization ratio will be approximately 23.3% (21.5% if the Underwriters' over-allotment option is exercised in full). The Credit Facility combined with this reduced leverage will enhance the Company's ability to pursue its identified growth strategies. See Note 5 to the Notes to Financial Statements for the Property Partnerships for a discussion of the debt, including near-term maturities thereof, encumbering the Company's Properties at December 31, 1997.

     Effective upon the Offering, the Company expects to make regular quarterly distributions from cash available for distributions, which the Company believes will exceed historical cash available for distributions through the reduction in debt service associated with the repayment of indebtedness and growth in its portfolio. The Company expects to invest cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.


     The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the forseeable future.

     The Company expects to meet its long-term liquidity requirements, such as property acquisition and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. The Company also expects to use funds under the Credit Facility, if available, to finance acquisition and development activities and capital improvements on an interim basis.

CASH FLOWS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996. Net cash provided by operating activities decreased $729,000 to $2,838,000 for the year ended December 31, 1997, as compared to $3,567,000 for the year ended December 31, 1996. This net decrease reflects changes in operating assets and liabilities. Net cash used in investing activities increased $9,827,000 to $19,186,000 for the year ended December 31, 1997, as compared to $9,359,000 for the year ended December 31, 1996. This increase is primarily attributable to the acquisition of non-sponsor partner interests in certain Properties in connection with the Formation Transactions. Net cash provided by investing activities increased $9,766,000 to $15,852,000 for the year ended December 31, 1997, as compared to $6,086,000 for the year ended December 31, 1996. This increase reflects debt incurred in connection with the purchase of the aformentioned non-sponsor interests.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31,
1995. Net cash provided by operating activities remained stable between the years ended December 31, 1996 and 1995, changing only $32,000, or less than 1%. Net cash used in investing activities increased $2,755,00 to $9,359,000 for the year ended December 31, 1996, as compared to $6,604,000 for the year ended December 31, 1995. This increase is primarily attributable to the acquisition of non-sponsor partner interests in certain of the Properties. Net cash provided by financing activities increased $3,926,000 to $6,086,000 for the year ended December 31, 1996, as compared with $2,160,000 for the year ended December 31, 1995. This increase reflects mortgage debt incurred in connection with the expansion and renovation of certain Properties.

COMPUTER SYSTEMS AND YEAR 2000 ISSUES

     The 'Year 2000' issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company's principal property management systems are licensed from and maintained by a third party software development company, which company is currently modifying its real estate products to address the Year 2000 issue. Accordingly, management does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. The Company currently is developing a plan to insure that its other internally generated operating systems are similarly modified on a timely basis.

INFLATION

     Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon re-rental at market rates. Most of the Company's leases require the tenant to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increase in costs and operating expenses resulting from inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the Company's directors, executive officers and key employees:

                                                                                                 DIRECTOR
                                                                                                 TERM
NAME                                         AGE    POSITION                                     EXPIRES
------------------------------------------   ----   ------------------------------------------   --------
Philip Pilevsky...........................     51   Director, Chairman of the Board and Chief      2001
                                                      Executive Officer
Louis J. Petra............................     44   Director and President                         1999
Sheila Levine.............................     40   Director, Chief Operating Officer,             2000
                                                      Executive Vice President and Secretary
Brian J. Gallagher........................     41   Chief Financial Officer,                        N/A
                                                      Acquisitions Director and Treasurer

Andrew Aberham............................     40   Leasing Director                                N/A
Robert Grimes.............................     53   Director                                       2001
Elise Jaffe...............................     42   Director                                       1999
Arnold S. Penner..........................     61   Director                                       2001
A.F. Petrocelli...........................     54   Director                                       2000

     Philip Pilevsky. Mr. Pilevsky is Chairman of the Board, Chief Executive Officer and a Director of the Company, and has served as Chief Executive Officer and President of Philips International Holding Corp. since its formation in 1982. Mr. Pilevsky has been involved in the real estate business for 25 years, including the development, leasing, management, operation, acquisition and disposition of commercial properties. Together with Ms. Levine, he founded the entities that now comprise Philips International Holding Corp. and its affiliates. Mr. Pilevsky is a nationally recognized member of the real estate community, providing the Company with strategic leadership and a broadly-based network of relationships. Outside the real estate industry he is renowned as an educator, author in the field of international relations and frequent commentator for Fox 5 and CNBC. Mr. Pilevsky received a Bachelor of Arts degree from C.W. Post College and a Masters Degree of Arts and a Masters Degree of Education from Columbia University.

     Louis J. Petra. Mr. Petra is President and a Director of the Company. Prior to joining the Company, he served as Chief Financial Officer, Vice President and Treasurer of Kimco Realty Corporation, a public REIT, from July 1984 through June 1997. Mr. Petra has extensive experience in the financial management, administration and control of public and private real estate companies, with particular knowledge of the shopping center industry and the REIT industry. Mr. Petra received a Bachelor of Science in Accounting from St. John's University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

     Sheila Levine. Ms. Levine is Chief Operating Officer, Executive Vice President and a Director of the Company, and has served as Chief Operating Officer and Executive Vice President of Philips International Holding Corp. Ms. Levine oversees the daily operations of the Company including acquisitions, development, property management, finance and asset management, construction, leasing and marketing for each property in the Company's portfolio. Ms. Levine is also responsible for overseeing property development, which entails setting the management direction from pre-construction planning to the marketing and leasing strategies. She has been involved in the real estate business for 18 years and, together with Mr. Pilevsky, founded the entities that now comprise Philips International Holding Corp. and its affiliates. Ms. Levine received a Bachelor of Science in Business Administration from Hofstra University's School of Business. Ms. Levine is the sister of Mr. Pilevsky.

     Brian J. Gallagher. Mr. Gallagher is Chief Financial Officer and Acquisitions Director of the Company, and served from March 1989 until December 31, 1997 as the Director of Finance of Philips International Holding Corp. Mr. Gallagher is primarily responsible for capital deployment and capital management of the Company, including obtaining financing and structuring and negotiating acquisitions and joint ventures. Since joining the Philips Group, he has been responsible for transactions valued at over $1 billion. Prior to joining the Company, Mr. Gallagher held positions in commercial real estate finance with Credit Alliance Corporation and National Westminister Bank USA where he was responsible for project finance and major account relationships. He received a Bachelor of Science and a Master's Degree in City and Regional Planning from Ohio State University.

     Andrew Aberham. Mr. Aberham is Leasing Director of the Company. Mr. Aberham has been responsible for marketing, development and leasing of the Philips Group retail portfolio since 1995, including leasing and negotiating over 300 retail lease transactions. From 1986 to 1995, Mr. Aberham served as leasing director for BLDG Management Co., Inc., during which time he negotiated over 500 lease transactions, leasing in excess of 2.5 million square feet. Mr. Aberham received a Bachelor of Arts degree from the State University of New York at Oneonta, and has received additional degrees in real estate investment and construction management from New York University.

     Robert Grimes. Mr. Grimes is a Director of the Company. He has served as President of RS Grimes Co., Inc., an investment company, since September 1987. Mr. Grimes has also been a Director and Executive Vice President of Auto-By-Tel Corporation since July 1996. From April 1981 to March 1987, Mr. Grimes was a partner with the investment firm of Cowen & Company. Mr. Grimes holds a Bachelor of Science from Wharton School of Commerce and Finance at the University of Pennsylvania and an L.L.B. from the University of Pennsylvania Law School.

     Elise Jaffe. Ms. Jaffe is a Director of the Company. Ms. Jaffe has served since 1994 as Senior Vice President of Real Estate for Dress Barn, Inc. ('Dress Barn'), a major women's apparel retailer owning approximately 725 stores within the United States. She has been with Dress Barn for 16 years and serves on its Executive Committee. Ms. Jaffe is on the Advisory Board of the International Council of Shopping Centers/Value Retail News and is Vice President and the Treasurer of the Paul Taylor Dance Foundation. Ms. Jaffee graduated magna cum laude from Tufts University with a Bachelor of Arts in English and Psychology.

     Arnold S. Penner. Mr. Penner is a Director of the Company. For the past thirty years Mr. Penner has been active in the real estate market as a real estate broker and investor in a diverse portfolio of properties, including office buildings, retail properties and parking facilities. Mr. Penner is a Director of United Capital Corp. ('United Capital'), an American Stock Exchange-listed company specializing in the investment and management of real estate assets and the manufacturing and sale of antenna and transformer products to a global customer base. Mr. Penner also is involved with several philanthropic organizations devoted to children's education.

     A.F. Petrocelli. Mr. Petrocelli is a Director of the Company. He has served as Chairman of the Board and Chief Executive Officer of United Capital since December 1987 and President since 1991. Mr. Petrocelli currently owns over 65% of United Capital and has been a Director of United Capital since 1981. Mr.

Petrocelli also serves on the Board of Directors of Prime Hospitality Corp., a New York Stock Exchange-listed company, Nathan's Famous, Inc., Metex Corporation and Boyar Value Fund, Inc.

     Directors are divided into three classes serving staggered three-year terms with each of the directors serving from the date of his or her election until the annual meeting of shareholders relating to the election of such class of directors. A director may be removed only for cause and only upon the affirmative vote of shareholders holding at least two-thirds of the outstanding shares of Common Stock.

     The executive officers are chosen by and serve at the discretion of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     AUDIT COMMITTEE. The Board has established an Audit Committee that consists of two Independent Directors and does not include any members of management. The Audit Committee was established to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plans and results of the audit engagement, approve professional services provided by the independent public accountants, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review any recommendations made by the Company's auditors regarding the Company's accounting methods and the adequacy of its systems of internal accounting control. The Audit Committee members are Mr. Petrocelli and Ms. Jaffe.

     COMPENSATION COMMITTEE. The Board has established a Compensation Committee that consists of three members, including two Independent Directors. The Compensation Committee determines compensation for the Company's executive officers, in addition to administering the Stock Option Plan and making recommendations to the directors with respect to the Company's compensation policies. The Compensation Committee members are Ms. Levine and Messrs. Penner and Grimes.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual base salary rates and other compensation expected to be paid in 1998 to the Chief Executive Officer and the Company's other executive officers who had a total annual compensation in excess of $100,000. The Company has entered into employment agreements with certain of its executive officers as described below. Mr. Petra was the only executive officer who received compensation for the fiscal year 1997, in the amount of $57,212 for the period September 2, 1997 through December 31, 1997.

                                                                                1998 BASE       OPTIONS
NAME                              TITLE                                        SALARY RATE     GRANTED(1)
--------------------------------  ------------------------------------------   ------------    ----------
Philip Pilevsky.................  Chairman of the Board and                            --         240,000
                                  Chief Executive Officer

Louis J. Petra..................  President                                      $175,000         100,000
Sheila Levine...................  Chief Operating Officer,                       $175,000         100,000
                                  Executive Vice President and Secretary
Brian J. Gallagher..............  Chief Financial Officer,                       $150,000          25,000
                                  Acquisitions Director and Treasurer

------------------
(1) All options were granted January 1, 1998 pursuant to the Stock Option Plan and are exercisable at the public offering price.

EMPLOYMENT AGREEMENTS

     The summaries of the following employment agreements are qualified in their entirety by reference to the terms of the respective agreements, copies of which have been filed as exhibits elsewhere in this Report.

     LOUIS J. PETRA EMPLOYMENT AGREEMENT. Mr. Petra entered into an employment agreement with the Company (the 'Petra Employment Agreement'), effective as of September 2, 1997, providing for a term of five years four months. Mr. Petra's initial base salary is $175,000, with an increase to $200,000 for the 2001 calendar year and $225,000 for the 2002 calendar year. Mr. Petra is also entitled totd receive a portion of the Company's annual bonus pool to be determined in the discretion of the Board of Directors. On January 1, 1998, Mr. Petra received options to purchase 100,000 shares of Common Stock under the Stock Option Plan, with 25% of the options vesting on December 31 of each of 1999, 2000, 2001 and 2002. In addition, upon closing of the Offering, the Company will lend on a non-recourse basis to Mr. Petra $1,000,000 (the 'Petra Loan'), the proceeds of which will be used to simultaneously purchase newly issued Common Stock at the public offering price. The Petra Loan will be forgiven in two $500,000 installments on December 31, 2000 and December 31, 2002. Mr. Petra is entitled to receive dividends on the Common Stock purchased with the proceeds of the Petra Loan, net of interest which accrues on the outstanding balance of such loan at 6% per annum. If a $100,000,000 public equity offering has not occurred on or before June 1, 1998, either party may terminate Mr. Petra's employment between June 1, 1998, and September 1, 1998, in which case Mr. Petra shall receive a severance payment equal to $7,500 for each month elapsed from August 1, 1997 through the date of termination. Either party may terminate the Petra Employment Agreement on or after December 31, 2000, in which event Mr. Petra will receive his accrued but unpaid salary through his termination date, the balance of his options will fully vest, a pro rata portion (based upon the number of days Mr. Petra's employment was extended beyond December 31, 2000) of the $500,000 outstanding balance of the Petra Loan will be forgiven and the balance, if any, will be immediately payable. If the Company terminates Mr. Petra's employment other than for cause, or if Mr. Petra terminates his employment for good reason, in either case between June 1, 1998 and December 31, 2000, Mr. Petra will be entitled to continuation of his salary through December 31, 2000, a pro rata bonus payment and forgiveness of $500,000 of the Petra Loan and the balance, if any, will be immediately payable. In addition, all options and restricted share awards will vest and the non-competition provisions will no longer apply. If Mr. Petra is employed on the date of a change in control, the outstanding balance of the Petra Loan will be forgiven, all options and restricted share awards will vest and the noncompetition provisions will no longer apply. If such a change in control occurs between June 1, 1998 and December 31, 2000 and Mr. Petra's employment is terminated by the Company or its successor on or after the date of the change in control, Mr. Petra will also be entitled to receive a pro rata bonus payment and continuation of his salary through December 31, 2000. Mr. Petra is subject to a non-compete for a period of one year following termination of his employment, except as described above.

     SHEILA LEVINE EMPLOYMENT AGREEMENT. Ms. Levine entered into an employment agreement with the Company (the 'Levine Employment Agreement'), effective as of consummation of the Formation Transactions, providing for an initial term of three years, subject to automatic one-year extensions. Ms. Levine's annual base salary is $175,000, with annual increases in the discretion of the Board of Directors or Compensation Committee of the Board of Directors. Ms. Levine is also entitled to receive a minimum of 25% of the annual bonus pool, with the amount of the Company's annual bonus pool to be determined in the discretion of the Board of Directors. In addition, on January 1, 1998, the Company issued options which entitle Ms. Levine to acquire 100,000 shares of Common Stock under the Stock Option Plan, which options vest 33 1/3% on December 31 of each of 1998, 1999 and 2000. If the Company terminates Ms. Levine's employment other than for cause, if Ms. Levine terminates her employment for good reason or if there is a change in control, Ms. Levine will be entitled to her annual base salary and bonus through the end of the contractual employment period. In addition, in such event, all options and restricted share awards will vest.
Ms. Levine is subject to the Non-Competition
Agreement.

     BRIAN J. GALLAGHER EMPLOYMENT AGREEMENT. The Company intends to enter into an employment agreement with Mr. Gallagher (the 'Gallagher Employment Agreement'), effective as of consummation of the Formation Transactions, providing for, among other things: (i) a three year term and an initial base salary of $150,000; (ii) a minimum of 10% of the annual bonus pool, with the amount of the Company's annual bonus pool to be determined in the discretion of the Board of Directors; and (iii) the grant of options to acquire 25,000 shares of Common Stock under the Stock Option Plan, which options vest 33 1/3% on December 31 of each of 1998, 1999 and 2000. In addition, upon consummation of the Offering, the Company intends to lend on a non-recourse basis to Mr. Gallagher $50,000, the proceeds of which will be used to simultaneously purchase newly issued Common Stock at the public offering price.

     Each of the employment agreements is governed by the laws of the State of New York. Under New York law, a company cannot specifically enforce an employment agreement with respect to continued services but may sue for money damages and seek other relief in the event that an employee materially breaches its employment agreement.


     Although the Company does not expect to enter into an employment agreement with Mr. Pilevsky, Mr. Pilevsky will have a significant ownership interest in the Company through his ownership of 18,176 shares of Common Stock and 962,324 Units representing in the aggregate approximately 16.9% of the outstanding shares of Common Stock (or interests redeemable therefor) after giving effect to the Offering, and options to purchase 240,000 shares of Common Stock which vest over a three-year period. In addition, Mr. Pilevsky has agreed to conduct all of his future retail shopping center activities through the Company, subject to certain exceptions. See ' Item 13. Certain Relationships and Related Transactions--Non-Competition Agreement.'

COMPENSATION OF DIRECTORS.

     Each director who is not an executive officer of the Company is paid $10,000 per year plus $750 for attendance in person at each meeting of the Board of Directors, $500 for attendance in person at each meeting of a committee thereof, if such meeting is held on a day other than the day of a Board meeting, and $250 for each telephonic meeting participation. Each director who is not an executive officer of the Company has also received a grant of options to purchase 10,000 shares of Common Stock at the public offering price under the Stock Option Plan, which options vest in three equal installments on January 1, 1999, 2000 and 2001. Executive officers of the Company are not compensated for their services as directors. Each director will be reimbursed for expenses relating to attendance at meetings of the Board of Directors or any committee thereof.

STOCK OPTION PLAN

     Effective upon consummation of the Formation Transactions, the Company adopted the Stock Option Plan for the purpose of attracting, retaining and maximizing the performance of executive officers, key employees and directors, providing a direct link between the compensation of such individuals and increases in shareholder value. A total of 852,550 shares of the authorized shares of Common Stock (subject to adjustment) have been reserved by the Company for issuance of awards under the Stock Option Plan. The Stock Option Plan has a term of ten years.

     The Stock Option Plan provides for the grant of 'incentive stock options' within the meaning of Section 422 of the Code, non-qualified stock options, and restricted stock awards. The Stock Option Plan will be administered by the Compensation Committee of the Board of Directors. The exercise price for incentive stock options and non-qualified options may not be less than 100% of the fair market value of shares of Common Stock on the date of grant (110% of fair market value in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company's issued and outstanding shares of Common Stock).

     Options granted under the Stock Option Plan may not have a term of more than ten years (five years in the case of incentive stock options granted to employees who hold more than 10% of the voting power of the Company's issued and outstanding shares of Common Stock) and vest ratably over a five-year period, unless otherwise provided in an agreement with an optionee. Exercisable options terminate three months after the optionee's termination of employment by the

Company for any reason other than death, disability or retirement unless otherwise provided in an agreement with an optionee; non-exercisable options expire on the date employment terminates. If the optionee's employment terminates because of death, disability or retirement, then exercisable options shall remain exercisable for the remainder of their term. Options are subject to certain restrictions on transfer.

     To the extent that the aggregate fair market value of stock with respect to which 'incentive stock options' (within the meaning of Section 422 of the Code, but without regard to Section 422(d) of the Code) are exercisable for the first time by an optionee during any calendar year (under the Stock Option Plan and all other incentive stock option plans of the Company, any subsidiary and any parent corporation) exceeds $100,000, such options shall be taxed as non-qualified stock options. The rule set forth in the preceding sentence shall be applied by taking options into account in the order in which they were granted. For this purpose, the fair market value of stock shall be determined as of the time that the option with respect to such stock is granted.

     Effective January 1, 1998, the Board of Directors granted options, each with a ten-year term, to purchase up to 654,000 shares of Common Stock at the public offering price to the following directors, executive officers and employees of the Company and certain senior employees of the Management Company. The number of options granted and exercise prices of all outstanding options reflect adjustments made in connection with the Offering.

NAME                                                                            OPTIONS GRANTED
-----------------------------------------------------------------------------   ---------------
Philip Pilevsky..............................................................       240,000(1)
Louis J. Petra...............................................................       100,000(2)
Sheila Levine................................................................       100,000(3)
Brian J. Gallagher...........................................................        25,000(3)
Andrew Aberham...............................................................         5,000(1)
A.F. Petrocelli..............................................................        10,000(1)
Elise Jaffe..................................................................        10,000(1)
Robert Grimes................................................................        10,000(1)
Arnold S. Penner.............................................................        10,000(1)
Management Company employees.................................................       136,000(1)(4)
Other employees..............................................................         8,000(1)
                                                                                ---------------
Total........................................................................       654,000
                                                                                ---------------
                                                                                ---------------

------------------
(1) Options will vest 33 1/3% on each of the first, second and third anniversaries of the date of grant.

(2) Options will vest 25% on December 31 of each of 1999, 2000, 2001 and 2002.

(3) Options will vest 33 1/3% on December 31 of each of 1998, 1999 and 2000.

(4) Options granted to certain senior employees of the Management Company whom the Company anticipates will become employees of the Company upon the integration of property management services.

     The Stock Option Plan also provides for restricted stock awards which consist of grants of shares of Common Stock subject to a period during which the restricted shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed of, mortgaged, pledged or otherwise encumbered. At this time the Board of Directors has not granted, and does not have any plans to grant, restricted shares of Common Stock.

401(K) PLAN

     Effective upon consummation of the Formation Transactions, the Company established a 401(k) Savings and Retirement Plan (the '401(k) Plan') to cover eligible employees of the Company and any designated affiliates.

     The 401(k) Plan permits eligible employees of the Company (and any designated affiliate) to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals is immediately fully vested and non-forfeitable upon contribution to the 401(k) Plan. The Company currently does not make matching contributions to the 401(k) Plan; however, it reserves the right to make matching contributions and/or discretionary profit sharing contributions in the future.

     The 401(k) Plan is qualified under Section 401 of the Code so that contributions by employees or by the Company to the 401(k) Plan, and income earned thereon, will not be taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables sets forth certain information (i) at March 1, 1998 and (ii) after giving effect to the Offering and the Proposed Stock Split, regarding the beneficial ownership of shares of Common Stock (including Common Stock that may be issued upon redemption of Units on an as redeemed basis) for
(a) each person who is, or is expected to be, the beneficial owner of more than a 5% interest in the Company, (b) each director and executive officer of the Company who beneficially owns, or will own, Common Stock and (c) the directors and executive officers of the Company as a group. Except as noted below, each person has full voting and investment power over the shares indicated. Voting power includes the power to direct the voting of the shares held, and investment power includes the power to direct the disposition of shares held. The extent to which a person will hold Common Stock directly, as opposed to Units, is set forth in the footnotes below. Except as noted below, the address of each person named below is the Company's principal executive office.

     BENEFICIAL OWNERSHIP AT MARCH 1, 1998


                                                                  NUMBER OF SHARES    PERCENTAGE OF     PERCENTAGE OF
                                                                    BENEFICIALLY       ALL COMMON      ALL COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                                  OWNED(1)          STOCK(2)       AND UNITS(1)(3)
---------------------------------------------------------------   ----------------    -------------    ----------------
Philip Pilevsky................................................         972,984(4)         95.6%             63.0%
Sheila Levine..................................................         114,686(5)         67.3               7.4
Norman Stark(6)................................................         167,639(7)         75.1              10.9
National Properties Investment Trust(8)........................          32,000(9)         57.5               2.1
Prudential Securities Incorporated(10).........................          38,800(11)        41.1               2.5
All directors and executive officers as a group (9 persons)....       1,087,670            96.0              70.4

------------------
 (1) Does not give effect to the Proposed Stock Split or the Offering. Excludes options to purchase 261,600 shares of Common Stock granted to executive officers, directors, employees and consultants of the Company on or prior to consummation of the Formation Transactions.

 (2) Represents 47,660 shares of Common Stock outstanding immediately following consummation of the Formation Transactions. Assumes that all Units beneficially held by the identified person (and no other person) are redeemed for Common Stock, or that all shares of Series A Preferred Stock beneficially held by the identified person are converted into shares of Common Stock, as the case may be, and that the outstanding warrants are all exercised for Common Stock.

 (3) Represents a total of 1,544,460 shares of Common Stock outstanding immediately following consummation of the Formation Transactions (assuming that all outstanding Units are redeemed for Common Stock (although such Units are not redeemable until the first anniversary of the issuance thereof), all shares of Series A Preferred Stock are converted into Common Stock and the outstanding warrants are all exercised for Common Stock).

 (4) Represents 10,660 shares of Common Stock and 962,324 Units prior to the Offering.

 (5) Represents 114,686 Units.

 (6) c/o Omni Development & Marketing, 757 Third Avenue, New York, NY 10017.

 (7) Represents 167,639 Units.

 (8) 32 Hanson Road, Canton Center, CT 06020.

 (9) Represents 32,000 shares of Common Stock.

(10) One New York Plaza, New York, NY 10292.

(11) Represents 1,940 shares of Series A Preferred Stock, convertible into 38,800 shares of Common Stock.



     BENEFICIAL OWNERSHIP AFTER THE OFFERING

                                                                  NUMBER OF SHARES    PERCENTAGE OF     PERCENTAGE OF
                                                                    BENEFICIALLY       ALL COMMON      ALL COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                                  OWNED(1)          STOCK(2)       AND UNITS(1)(3)
---------------------------------------------------------------   ----------------    -------------    ----------------
Philip Pilevsky................................................       1,659,035(4)         18.5%             16.9%
Louis J. Petra.................................................          50,000(5)           *                 *
Sheila Levine..................................................         195,551(6)          2.6               2.0
Brian J. Gallagher.............................................           2,500(5)           *                 *
All directors and executive officers as a group (9 persons)....       1,907,086            20.8              19.4

------------------
  *  Represents less than 1%.

 (1) Assumes that the Proposed Stock Split and the Offering are consummated. Excludes options under the Stock Option Plan to purchase up to 654,000 shares of Common Stock granted to executive officers, directors and employees of the Company and certain senior employees of the Management Company.

 (2) Assumes that all Units beneficially held by the identified person (and no other person) are redeemed for Common Stock, and the warrants are all exercised for Common Stock.

 (3) Assumes that all outstanding Units are redeemed for Common Stock (although such Units are not redeemable until December 31, 1998) and the warrants are all exercised for Common Stock.

 (4) Represents 18,176 shares of Common Stock and 1,640,859 Units after consummation of the Offering.

 (5) Represents restricted shares. See 'Item 11. Executive
     Compensation--Employment Agreements.'

 (6) Represents 195,551 Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and executive officers of the Company (or members of their immediate families) and persons who will hold more than 5% of the outstanding shares of Common Stock (or interests redeemable therefor) have direct or indirect interests in transactions which have been or will be consummated by the Company, including the transfer of certain Properties (and entities owning Properties) to the Company.


     The summaries of the following agreements are qualified in their entirety by reference to the terms of the respective agreements, copies of which have been filed as exhibits under Item 14.

MANAGEMENT AGREEMENT

     Pursuant to the Management Agreement, under the direction of the executive officers, the Management Company provides property management and leasing services for the Properties, including, among other things, (i) operating, leasing and maintaining the Properties; (ii) the collection of rents; and (iii) overseeing the construction of improvements and additions to the Properties. The Management Company receives a management fee from the Company equal to 3% of gross rental collections received from the Properties, leasing commissions (not to exceed local current market rates) and a construction supervisory fee (up to 10% of the cost of a project) with regard to tenant improvements and construction matters relating to the Properties. In addition, the Management Company is reimbursed for out-of-pocket expenses.

     The Management Agreement has an initial term of three years, commencing December 31, 1997, subject to automatic one-year renewals. The Management Agreement may be terminated by the Company, at any time, (i) in whole or in part, upon thirty days' written notice, in the event that the Company elects to perform one or more of such management functions on an 'in-house' basis (with a commensurate reduction in fees), and (ii) in whole, immediately, upon the occurrence of certain other events, including upon the gross negligence or willful misconduct of the Management Company, or if all or substantially all of the Properties are sold.

     This agreement enables the Company to utilize the Philips Group's infrastructure on a cost-effective basis. Going forward, the Company is committed to internalize property management functions as its portfolio grows. Based on the Company's current business plan, the Company expects to become a fully integrated, self-managed operation within 24 months following the consummation of the Offering. The Management Company is owned and controlled by Mr. Pilevsky and Ms. Levine who have agreed not to receive any remuneration or consideration of any kind in connection with the Company's integration of property management services.

     The Company has granted options under the Stock Option Plan to certain senior employees of the Management Company who are actively involved in the management of the Properties and whom the Company anticipates will join the Company upon integration of the property management services.

EXCLUDED PROPERTIES

     Mr. Pilevsky and Ms. Levine have economic interests in certain retail properties which were not transferred to the Company in the Formation Transactions (the 'Excluded Properties'). The Excluded Properties were not included in the Company's portfolio either because of the inability to obtain necessary partnership and lender consents or the asset profile being inconsistent with the Company's criteria. The Excluded Properties consist of 17 properties aggregating approximately 2.4 million square feet of GLA located outside the Company's existing markets and 21 properties aggregating approximately 1.9 million square feet of GLA and two development sites located within the Company's existing markets (in each case excluding non-retail properties and retail properties with less than 10,000 leasable square feet). The Company believes that only two Excluded Properties, located in Uniondale and Massapequa, New York, are potentially competitive with two Properties (specifically, with Merrick Commons and Meadowbrook Commons, respectively). These properties were not included in the Company's portfolio because partnership consents could not be obtained. Fourteen of the Excluded Properties are managed by the Management Company.

     Mr. Pilevsky, Ms. Levine and the Management Company will conduct all their future retail shopping center activities in accordance with the Non-Competition Agreement. In addition, Mr. Pilevsky has granted the Company a right of first refusal on the sale or transfer by Mr. Pilevsky of his partnership interest in any of the

Excluded Properties, except for a transfer of Mr. Pilevsky's interest to an existing partner of such property or a family member, or a sale of the entire property, in which case Mr. Pilevsky will use reasonable efforts to cause such property to be offered to the Company.

NON-COMPETITION AGREEMENT

     Mr. Pilevsky, Ms. Levine and the Management Company have agreed pursuant to the Non-Competition Agreement to conduct all their future retail shopping center activities through the Company, except for their activities with respect to the Excluded Properties and retail properties under 10,000 square feet. The Non-Competition Agreement is in effect until such time as (i) neither Mr. Pilevsky nor Ms. Levine owns beneficially more than 15% of the outstanding shares of Common Stock (including interests redeemable therefor) and (ii) one year has lapsed since the Management Agreement has been terminated and neither Mr. Pilevsky nor Ms. Levine is a director or executive officer of the Company. In addition, in the event that at any time after December 31, 2002, Ms. Levine is neither a director or executive officer of the Company for at least one year, nor owns beneficially more than five percent of the outstanding shares of Common Stock (including interests redeemable therefor), then the Non-Competition Agreement will terminate as to Ms. Levine.

TERMS OF TRANSFERS

     The terms of the transfers of the Properties (or entities owning the Properties) to the Company by the contributing partnerships in the Formation Transactions were not determined through arm's-length negotiations. Mr. Pilevsky had a substantial economic interest in the entities transferring the Properties.

REGISTRATION RIGHTS

     Pursuant to the Registration Rights Agreement, the Company has granted the Unitholders certain 'shelf' registration rights (collectively, the 'Registration Rights') with respect to the shares of Common Stock acquired upon the redemption of Units (the 'Registrable Shares'). Subject to certain limitations, the

Registration Rights grant such holders of Registrable Shares the opportunity to have such Registrable Shares registered by the Company on Form S-3 at any time commencing one year after the issuance of such Units, as may be appropriate under the applicable provisions of the Securities Act. The Company will bear expenses incident to its registration obligations upon exercise of the Registration Rights, including the payment of federal securities law and state blue sky registration fees, except that it will not bear any underwriting discounts or commissions or transfer taxes relating to registration of Registrable Shares.

PARTNERSHIP AGREEMENT

     Concurrently with the consummation of the Formation Transactions, the Company entered into the Partnership Agreement with the various limited partners of the Operating Partnership. The Interim Managing General Partner, solely owned by Mr. Pilevsky, is the managing general partner of the Operating Partnership and each Property Partnership until the consummation of the Offering. The limited partners have certain rights with respect to amendments to the Partnership Agreement. In addition, the written consent of all the limited partners is required to: (i) increase the obligation of any limited partner to make contributions to the capital of the Operating Partnership; (ii) modify the order of certain allocations of distributions among the partners (other than as specifically provided for therein); (iii) change the Operating Partnership to a general partnership; (iv) reduce the percentage of limited partners required to consent to any matter in the Partnership Agreement; (v) amend certain provisions in any manner that prohibits or restricts the ability of a limited partner to exercise its redemption rights in full; (vi) amend certain 'fair price' provisions applicable as a result of a Termination Transaction (as defined in the Partnership Agreement); or (vii) amend the percentage requirements for amending the Partnership Agreement. See 'Agreement of Limited Partnership of Operating Partnership' filed as an exhibit to this Report. Mr. Pilevsky and Ms. Levine, who are limited partners of the Operating Partnership, are directors and officers of the Company.

MISCELLANEOUS

     Jeffrey Levine, the husband of Ms. Levine, is a partner at the accounting firm of Chassin Levine Rosen & Company, LLP which firm has in the past provided accounting and consulting services with respect to the entities owning certain of the Properties and is likely to provide similar services to the Company and the Management Company in the future. During the 12-month period ended December 31, 1997, the entities owning the Properties paid an aggregate of approximately $270,000 in fees to Chassin Levine Rosen & Company, LLP.

     Elise Jaffe, a Director of the Company, is also the Senior Executive Vice President of Real Estate for Dress Barn, Inc., a tenant of certain of the Properties and of certain of the Excluded Properties. During the 12-month period ended December 31, 1997, Dress Barn, Inc. paid an aggregate of approximately $379,000 in rent under leases for certain of the Properties.


     Upon consummation of the Offering, pursuant to the Petra Employment Agreement and Gallagher Employment Agreement, the Company will lend on a non-recourse basis to Messrs. Petra and Gallagher $1,000,000 and $50,000, respectively, the proceeds of which will be used to simultaneously purchase newly issued Common Stock at the public offering price. These loans will be forgiven in equal installments pursuant to the terms of the respective employment agreements.

     Mr. Pilevsky pledged cash collateral and Units to secure certain interim financing in connection with the Formation Transactions. Such collateral will be released upon the consummation of the Offering and the repayment of the related indebtedness from the net proceeds of the Offering.

BENEFITS OF THE FORMATION TRANSACTIONS TO CERTAIN EXECUTIVE OFFICERS AND THE PHILIPS GROUP

     In connection with the Formation Transactions, Mr. Pilevsky received Units and Ms. Levine received Units and certain benefits under her employment agreement with the Company. In addition, Mr. Pilevsky and Ms. Levine received options under the Stock Option Plan and other members of the Philips Group received benefits in connection with the Formation Transactions, including deferral of tax consequences and the release of certain guarantees of assumed indebtedness.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (A) 1. FINANCIAL STATEMENTS AND REPORTS OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

                                                                                                          PAGE(S)
                                                                                                            IN
                                                                                                         FORM 10-K
                                                                                                         ---------
PHILIPS INTERNATIONAL REALTY CORP.
       Report of Independent Auditors.................................................................     F-1
       Balance Sheet as of December 31, 1997..........................................................     F-4
       Statement of Operations for the Period July 16, 1997 (Incorporation) to December 31, 1997......     F-5
       Statement of Shareholders' Equity for the Period July 16, 1997 (Incorporation) to December 31,
        1997..........................................................................................     F-6
       Statement of Cash Flows for the Period July 16, 1997 (Incorporation) to December 31, 1997......     F-7
       Notes to Financial Statements..................................................................     F-8

PHILIPS INTERNATIONAL REALTY, L.P.
       Report of Independent Auditors.................................................................     F-2
       Balance Sheet as of December 31, 1997..........................................................     F-4
       Notes to Financial Statements..................................................................     F-8

PROPERTY PARTNERSHIPS
       Report of Independent Auditors.................................................................     F-3
       Combined Balance Sheet as of December 31, 1997.................................................     F-4
       Schedule III--Real Estate and Accumulated Depreciation as of December 31, 1997.................     F-17
       Notes to Combined Financial Statements.........................................................     F-8

THE PHILIPS COMPANY
       Report of Independent Auditors.................................................................     F-19
       Combined Balance Sheet as of December 31, 1996.................................................     F-20
       Combined Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.............     F-21
       Combined Statements of Owners' Deficit for the Years Ended December 31, 1997, 1996 and 1995....     F-22
       Combined Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.........     F-23
       Notes to Combined Financial Statements.........................................................     F-24

      (A) 2. FINANCIAL STATEMENT SCHEDULES
               Schedule III--Real Estate and Accumulated Depreciation as of
               December 31, 1997............................................F-17

               All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     (A) 3. EXHIBITS

 EXHIBIT
  NUMBER     DESCRIPTION
----------   ------------------------------------------------------------------------------------------------------
    3.1      Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
             Form 8-K dated December 31, 1997 and incorporated herein by reference)
    3.2      Articles Supplementary of Series A Preferred Stock (filed as Exhibit 3.2 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)
    3.3      Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Form 8-K dated
             December 31, 1997 and incorporated herein by reference)
   10.1      Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's
             Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.2      Form of 1997 Stock Option and Long-Term Incentive Plan of the Company (filed as Exhibit 10.2 to the
             Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.3      Form of Agreement of Limited Partnership for Property Partnerships (filed as Exhibit 10.3 to the
             Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.4      Form of Articles of Incorporation of Philips Subs (filed as Exhibit 10.4 to the Company's Registration
             Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.5      Form of Bylaws of Philips Subs (filed as Exhibit 10.5 to the Company's Registration Statement on Form
             S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.6      Contribution and Exchange Agreement, dated August 11, 1997, among National, the Board of Trustees, the
             Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form
             S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.7      Form of Registration Rights Agreement among the Company and certain holders of limited partnership interests in the Operating Partnership (filed as Exhibit 10.7 to the Company's Registration Statement
             on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.8      Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the
             Operating Partnership and Philips International Management Corp.
   10.9      Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the
             Operating Partnership, Philip Pilevsky and Sheila Levine
   10.10     Employment Agreement between the Company and Louis J. Petra (filed as Exhibit 10.1 to the Company's
             Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.11     Employment Agreement between the Company and Sheila Levine (filed as Exhibit 10.2 to the Company's
             Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.12     Form of Warrant (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-4,
             Registration No. 333-41431, and incorporated herein by reference)
   10.13     Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as
             Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.14     Non-Recourse Secured Promissory Note of National Properties Trust (filed as Exhibit 10.14 to the
             Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.15     Form of Amended and Restated Mortgage, Assignment of Leases, Security Agreement and Spreader Agreement
             and Renewal Promissory Note for Mall on the Mile and Palm Springs Village
   21.1      List of Subsidiaries of the Company


     (B) REPORTS ON FORM 8-K

     A Report on Form 8-K, dated December 31, 1997, was filed by the Company, pursuant to which Item 2 and Item 7 were reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   ------------------
           /s/ PHILIP PILEVSKY              Director, Chief Executive Officer and             March 31, 1998
------------------------------------------  Chairman of the Board
             Philip Pilevsky

            /s/ LOUIS J. PETRA              Director and President                            March 31, 1998
------------------------------------------
              Louis J. Petra

            /s/ SHEILA LEVINE               Director, Chief Operating Officer,                March 31, 1998
------------------------------------------  Executive Vice President and Secretary
              Sheila Levine

          /s/ BRIAN J. GALLAGHER            Chief Financial Officer, Acquisitions             March 31, 1998
------------------------------------------  Director and Treasurer
            Brian J. Gallagher

           /s/ ARNOLD S. PENNER             Director                                          March 31, 1998
------------------------------------------
             Arnold S. Penner

           /s/ A. F. PETROCELLI             Director                                          March 31, 1998
------------------------------------------
             A. F. Petrocelli

             /s/ ELISE JAFFE                Director                                          March 31, 1998
------------------------------------------
               Elise Jaffe

            /s/ ROBERT GRIMES               Director                                          March 31, 1998
------------------------------------------
              Robert Grimes

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Philips International Realty Corp.

We have audited the accompanying balance sheet of Philips International Realty Corp. as of December 31, 1997 and the related statement of operations, shareholders' equity and cash flows for the period July 16, 1997 (Incorporation) to December 31, 1997. These financial statements are the responsibility of the management of Philips International Realty Corp. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philips International Realty Corp. as of December 31, 1997 and the results of its operations and its cash flows for the period July 16, 1997 to December 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

New York, New York
March 6, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Philips International Realty Corp.

We have audited the accompanying balance sheet of Philips International Realty, L.P. as of December 31, 1997. This financial statement is the responsibility of the management of Philips International Realty, L.P. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Philips International Realty, L.P. as of December 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

New York, New York
March 6, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Philips International Realty Corp.

We have audited the accompanying combined balance sheet of Property Partnerships as of December 31, 1997. We have also audited the financial statement schedule listed on the Index at Item 14(a). The combined financial statement and financial statement schedule are the responsibility of the management of Property Partnerships. Our responsibility is to express an opinion on the financial statement and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Property Partnerships as of December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
March 6, 1998

                      PHILIPS INTERNATIONAL REALTY CORP.,
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                                 BALANCE SHEETS
                               DECEMBER 31, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              PHILIPS          PHILIPS
                                                                           INTERNATIONAL    INTERNATIONAL      PROPERTY
                                                                           REALTY CORP.     REALTY, L.P.     PARTNERSHIPS
                                                                           -------------    -------------    ------------
                                                                                                               (COMBINED)
                                 ASSETS
Rental properties, at cost (Note 5):....................................
  Land and improvements.................................................      $               $               $   49,143
  Building and improvements.............................................                                         150,285
                                                                                                             ------------
                                                                                                                 199,428
  Less accumulated depreciation.........................................                                         (14,556)
                                                                                                             ------------
                                                                                                                 184,872
Cash and cash equivalents...............................................                          1,779              436
Accounts receivable.....................................................                                           5,419
Related party receivables...............................................                            367
Deferred charges, net (Note 4)..........................................                          1,940            2,969
Other assets (Note 4)...................................................                             23            1,920
Investment in partnerships (Note 3).....................................
  Philips International Realty, L.P.....................................        2,286
  Property Partnerships.................................................            1            13,869
                                                                           -------------    -------------    ------------
Total assets............................................................      $ 2,287         $  17,978       $  195,616
                                                                           -------------    -------------    ------------
                                                                           -------------    -------------    ------------

         LIABILITIES AND SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL
Liabilities:
  Mortgages and notes payable (Note 5)..................................      $               $   3,580       $  176,602
  Accounts payable and accrued expenses.................................                             84               84
  Related party payables (Notes 8)......................................           84             1,556               16
  Other liabilities.....................................................                                           1,711
                                                                           -------------    -------------    ------------
Total liabilities.......................................................           84             5,219          181,747
                                                                           -------------    -------------    ------------
Contingencies and other comments (Notes 7, 8 and 9)

Shareholders' Equity/Partners' Capital

Partners' Capital

  Preferred units.......................................................                          1,940
  General Partners......................................................                            346
  Limited Partners......................................................                         10,473           13,869
Series A Convertible Redeemable Preferred Stock,
  $.01 par value; $1,000 stated value; 30,000,000 shares authorized and
  1,940 shares issued and outstanding...................................        1,940
Common Stock, $.01 par value; 150,000,000 shares authorized and 47,660 shares issued and outstanding.........................................
Additional paid in capital..............................................          806
Deficit.................................................................         (543)
                                                                           -------------    -------------    ------------
Total partners' capital.................................................                         12,759           13,869
Total shareholders' equity..............................................        2,203
                                                                           -------------    -------------    ------------
Total liabilities, shareholders' equity and partners' capital...........      $ 2,287         $  17,978       $  195,616
                                                                           -------------    -------------    ------------
                                                                           -------------    -------------    ------------

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                            STATEMENT OF OPERATIONS
           PERIOD JULY 16, 1997 (INCORPORATION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

Revenue..................................................................................................   $   --
General and administrative expenses......................................................................      543
                                                                                                            ------
Net loss.................................................................................................   $ (543)
                                                                                                            ------
                                                                                                            ------

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                       STATEMENT OF SHAREHOLDERS' EQUITY
           PERIOD JULY 16, 1997 (INCORPORATION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                             CUMULATIVE
                                                     PREFERRED       COMMON                 DISTRIBUTIONS        TOTAL
                                                      STOCK AT      STOCK AT     PAID-IN      IN EXCESS      SHAREHOLDERS'
                                                    STATED VALUE    PAR VALUE    CAPITAL    OF NET INCOME        EQUITY
                                                    ------------    ---------    -------    -------------    --------------
Net loss.........................................                                               $(543)           $ (543)
Sale of stock
  Preferred......................................     $  1,940                                                    1,940
  Common.........................................                                $ 2,133                          2,133
Issuance of common stock and warrants............                                    461                            461
Reallocation of equity to minority partners in
  the Operating Partnership......................                                 (1,788)                        (1,788)
                                                    ------------    ---------    -------       ------           -------
Balance December 31, 1997........................     $  1,940           --      $   806        $(543)           $2,203
                                                    ------------    ---------    -------       ------           -------
                                                    ------------    ---------    -------       ------           -------

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                            STATEMENT OF CASH FLOWS
           PERIOD JULY 16, 1997 (INCORPORATION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

Operating activities
Net loss...............................................................................................   $   (543)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Non-cash compensation................................................................................        461
Changes in operating assets and liabilities:
  Due to related parties...............................................................................         82
                                                                                                          --------
Net cash used in operating activities..................................................................         --
Investing activities:
  Investment in Philips International Realty, L.P......................................................       (533)
                                                                                                          --------
  Net cash used in investing activities................................................................       (533)
                                                                                                          --------
Financing activities:
  Proceeds from issuance of common stock...............................................................        533
                                                                                                          --------
Net cash provided by financing activities..............................................................        533
                                                                                                          --------
Net increase in cash and cash equivalents..............................................................         --
Cash and cash equivalents at beginning of period.......................................................         --
                                                                                                          --------
Cash and cash equivalents at end of period.............................................................   $     --
                                                                                                          --------
                                                                                                          --------

     Additional non-cash transactions during the period consisted of the following:

          (a) Issuance of Series A Preferred Stock in payment of financial advisory fee ($1,940). The deferred asset was contributed to Philips International Realty, L.P. in exchange for Preferred Units.

          (b) Acquisition of The Shoppes at Lake Mary, Florida property in exchange for Common Stock of the Company ($1,600) and assumption of mortgage debt ($542). The property and mortgage debt were contributed to Philips International Realty, L.P. in exchange for general partnership interests.

          (c) The investment in Philips International Realty, L.P. and additional paid in capital were reduced to reflect the dilution ($1,788) of the Company's interest therein.

                            See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.,
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. FORMATION TRANSACTIONS AND PROPOSED OFFERING

     Philips International Realty Corp. (the 'Company'), a Maryland corporation, and Philips International Realty, L.P. (the 'Operating Partnership'), a Delaware limited partnership, were formed in July 1997 for the purpose of combining certain real estate properties (the 'Properties') which were owned by partnerships and limited liability companies (the 'Contributing Companies') in which Philip Pilevsky owned an interest. The Operating Partnership had no operations in 1997. The Company expects to qualify as a real estate investment trust ('REIT') under the Internal Revenue Code of 1986, as amended, for the taxable year ended December 31, 1997. The interests in the Property Partnerships (see Note 3) were acquired by the Company and the Operating Partnership at the close of business on December 31, 1997; accordingly, no operations are reflected in the financial statements relating to such acquisitions for the year then ended.

  Formation Transactions

     On December 31, 1997, the partners and members of the Contributing Companies transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which hold title to such shopping center assets, to certain newly-formed entities as follows:

     o With respect to those partnerships which owned fee title to properties located in New York or Connecticut, the partnerships contributed such fee title, together with any existing indebtedness relating thereto, to a designee of the Operating Partnership, which designee was a newly-formed limited partnership (in which the Company indirectly owns a 0.01% general partnership interest), in exchange for Units in the Operating Partnership;

     o With respect to those entities that were partnerships or limited liability companies and which did not own fee title to properties located in New York or Connecticut, the partners or members, as the case may be, of such partnerships contributed all of their partnership interests or membership interests therein, as the case may be, to the Operating Partnership in exchange for Units in the Operating Partnership (which Units, together with those Units described above, comprise a 96.8% limited partner interest in the Operating Partnership at December 31,
       1997);

     o The Company purchased a shopping center property in Florida from an existing unaffiliated seller (the 'Seller') in exchange for 32,000 shares (54,563 shares after proposed stock split) of Common Stock (which shares represent approximately 2.1% of the outstanding Common Stock of the

       Company and interests redeemable therefor) and the assumption of the existing mortgage note payable in the amount of $542;

     o The trustees of the Seller were issued 5,000 shares (8,526 shares after proposed stock split) of Common Stock of the Company, plus warrants to acquire an additional 8,000 shares (13,641 shares after proposed stock split) of Common Stock of the Company at an exercise price of $25.00 per share ($14.66 after proposed stock split) (which shares and warrants represent approximately 0.8% of the outstanding Common Stock of Company and interests redeemable therefor);

     o An individual partner purchased 10,660 shares (18,176 shares after proposed stock split) of the Company's Common Stock (approximately 0.7% of the outstanding Common Stock and interests redeemable therefor) for a total purchase price of $533;

     o Prudential Securities Incorporated received, in lieu of the financial advisory fee payable by the Seller upon consummation of the Formation Transactions and assumed by the Company under a Contribution and Exchange Agreement, 1,940 shares of Series A Preferred Stock, convertible into Common Stock, or approximately 2.5% of the outstanding shares of Common Stock of the Company (including interests redeemable therefor); and

                      PHILIPS INTERNATIONAL REALTY CORP.,
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

1. FORMATION TRANSACTIONS AND PROPOSED OFFERING--(CONTINUED)

     o The Company contributed its fee title interest in the Florida property acquired, together with the cash received from the partner in connection with the purchase of Common Stock, to the Operating Partnership in exchange for an approximate 3.2% non-managing general partnership interest therein.

     The Operating Partnership and the Property Partnerships are controlled by Philips International Realty, LLC, a Delaware limited liability company, of which Philip Pilevsky is the sole member, until the Company completes public or private equity offerings of its securities aggregating in excess of $25,000, at which time the Company will become the sole general partner of the Operating Partnership and the Property Partnerships.

  Proposed Offering

     The Company expects to issue shares of its Common Stock through a public offering (the 'Offering'). The net proceeds from the Offering will be used to
(i) repay approximately $127 million of outstanding indebtedness (including prepayment penalties and expenses accrued in connection with the Offering and Formation Transactions) and (ii) redeem the Series A Preferred Stock for $1,940 plus the accrued dividends thereon, with the remaining proceeds to be available for general corporate purposes.

  Credit Facility

     The Company expects to establish a revolving credit facility concurrently with the consummation of the Offering. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants on an on-going basis. The credit facility will be used primarily to finance its acquisitions and redevelopment activities. Borrowings under the credit facility are expected to be collateralized by certain shopping center properties with recourse to the Company and the Operating Partnership.

2. SIGNIFICANT ACCOUNTING POLICIES

  Equity Method of Accounting

     The Company has a 3.2% general partnership interest in the Operating Partnership, and the Operating Partnership has a 99.989% interest in the Property Partnerships. Since the Operating Partnership and Property Partnerships initially are controlled by Philips International Realty, LLC (see Note 1), the Company and the Operating Partnership account for their investments on the equity method.

  Principles of Combination

     The Property Partnerships are not a legal entity but rather a combination of real estate properties that are currently organized as limited partnerships and limited liability companies which are under the common control of Philips International Realty, LLC. All significant inter-company balances have been eliminated in combination.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Real Estate Properties

     Building and improvements will be depreciated on the straight-line method over the estimated useful lives of the assets which range from fifteen to thirty-nine years, and tenant improvements (included in buildings and improvements in the accompanying balance sheet) will be amortized over the lives of the respective leases using the straight-line method.

     In accordance with Statement of Financial Accounting Standards No. 121 ('SFAS No. 121'), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews

                      PHILIPS INTERNATIONAL REALTY CORP.,
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are required to be reported at the lower of cost or fair value. Assets to be disposed of are required to be reported at the lower of cost or fair value less cost to sell. Assets are classified to be disposed when management has committed to a plan to dispose of the assets. No impairment losses have been recorded.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less from date of purchase.

     Banking relationships are maintained with major financial institutions. The properties are operated through multiple bank accounts to mitigate exposure to loss of cash balances which may from time to time exceed federally insured limits.

  Revenue Recognition

     Minimum revenues from rental property will be recognized on a straight-line basis over the terms of the respective tenant leases.

  Deferred Charges

     Costs incurred to obtain tenant leases and long term financing, included in deferred charges in the accompanying balance sheet, are amortized over the terms of the related leases or debt agreements, as applicable. Costs incurred in connection with the proposed Offering will be charged to paid in capital at the completion of the planned equity offering.

  Income Taxes

     The Company intends to elect to be taxed as a REIT under section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1997. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. As a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on any undistributed taxable income.

  Earnings per share:

     The Company and the Operating Partnership received their interest in the Properties at the close of business on December 31, 1997 and had no operations as a public entity and therefore the Company has not presented earnings (loss) per share. If the 47,660 shares were outstanding since the Company's incorporation, the Company's basic and diluted loss per share (as calculated pursuant to FASB No. 128) would have been ($11.39). Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of options, warrants and convertible securities calculated under the treasury stock method. The anti-dilutive effect of the warrants has not been considered in the diluted calculation.

     The Company has authorized a Common Stock split of 1.7051 to 1 effective immediately prior to the completion of the Offering. Had this stock split occurred, basic and diluted loss per share would have been ($6.68).

  Preferred Stock

     The Series A Preferred Stock is convertible into Common Stock at any time following the six month anniversary of the date of issuance at a conversion price of $50.00 per share of Common Stock ($29.32 after proposed stock split), subject to adjustment for customary anit-dilutive rights. Dividends on the Series A

                      PHILIPS INTERNATIONAL REALTY CORP.,
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

2. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Preferred Stock are cumulative and payable quarterly in arrears at a rate of 9%. The Company has the right to redeem all of the Series A Preferred Stock outstanding upon the occurrance of certain transactions at an amount in cash equal to the stated value per share plus any accrued but unpaid dividends hereon.

     Upon consummation of the Offering, the Company plans to redeem the Series A Preferred Stock for $1,940 in cash plus accrued and unpaid dividends from the net proceeds of the Offering.

     The holders of the Series A Preferred Stock have no voting rights.


  Segment Disclosure

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

3. INVESTMENT IN PROPERTY PARTNERSHIPS

     The Property Partnerships own the following neighborhood and community shopping center properties:

         Forest Avenue Shoppers Town, Staten Island, New York
         Meadowbrook Commons, Freeport, New York
         Merrick Commons, Merrick, New York
         Mill Basin Plaza, Brooklyn, New York
         Branhaven Plaza, Branford, Connecticut
         Mall on the Mile, Hialeah, Florida
         Palm Springs Village, Hialeah, Florida
         The Shops on 49th Street, Hialeah, Florida
         Philips Plaza, Hialeah, Florida
         Elm Plaza, Enfield, Connecticut
         Millside Plaza, Delran, New Jersey
         Foxboro Plaza, Foxborough, Massachusetts
         The Shoppes at Lake Mary, Lake Mary, Florida

     In accordance with Accounting Principles Board Opinion No. 16, the purchase of the non-sponsor interests in the Property Partnerships were accounted for at fair market value. The fair market value purchase price is reflective of the non-sponsor percentage interests acquired in the respective partnership multiplied by the net asset value for such respective shopping center property, which aggregated approximately $14,636. The non-sponsors received 292,712 units (499,103 units proposed stock split) in the Operating Partnership in connection with the formation transactions. (see Note 1). The sponsor interests ('Sponsors'), comprising Philip Pilevsky and his family members, are recorded at historical cost.

     Had the Company and the Operating Partnership acquired their interest in the Property Partnerships on January 1, 1997, their share of equity in income of investees would have been $9 and $265, respectively, and their net (loss) income would be ($535) and $265, respectively.

                       PHILIPS INTERNATIONAL REALTY CORP.

                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

4. DEFERRED COSTS AND OTHER ASSETS

     Deferred Costs:

     Deferred costs in the accompanying balance sheet are comprised as follows:

                                                                            PHILIPS INTERNATIONAL
                                                                                REALTY, L.P.         PROPERTY PARTNERSHIPS
                                                                            ---------------------    ---------------------
Deferred financing.......................................................          $                        $ 3,145
Deferred leasing.........................................................                                     1,908
Deferred offering........................................................            1,940
                                                                                   -------                  -------
                                                                                     1,940                    5,053
Less accumulated amortization............................................                                     2,084
                                                                                   -------                  -------
                                                                                   $ 1,940                  $ 2,969
                                                                                   -------                  -------
                                                                                   -------                  -------

  Other Assets:

     Other assets in the accompanying combined balance sheet of the Property Partnerships include restricted real estate tax escrows, capital improvement escrows and tenant security deposits totaling $1,091 as of December 31, 1997.

5. MORTGAGES AND NOTES PAYABLE

     As of December 31, 1997, mortgage notes payable aggregated $176,602 and were collateralized by the shopping center properties. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2004. The loan agreements contain customary representations, covenants and events of default.

     The following table summarizes the Property Partnerships' mortgage indebtedness as of December 31, 1997:

PROPERTY                   MORTGAGE NOTES WITH FIXED INTEREST:
--------------------  ---------------------------------------------

Millside Plaza        First mortgage notes with fixed interest               $12,164

Elm Plaza             rates of 7.48% due December 31, 2002. The
Foxboro Plaza         notes are cross-defaulted and cross-
                      collateralized. Monthly payments of principle
                      and interest total $83.

Mall on the Mile      First mortgage notes with a life insurance              41,977
Palm Springs Village  company with a fixed interest rate of 7.83%
                      due in February 2004. The notes are cross-
                      defaulted and cross-collateralized. Monthly
                      payments of principal and interest total
                      $322.

Merrick Commons       First mortgage note payable to a bank with a            25,762
and Mill Basin Plaza  fixed interest rate of 7.28% due in January
                      2003. The note is collateralized by mortgages
                      on both properties. Monthly payments of
                      principal and interest total $178.
                                                                           ---------

                      TOTAL FIXED RATE NOTES                                  79,903
                                                                           ---------

                       PHILIPS INTERNATIONAL REALTY CORP.
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

5. MORTGAGES AND NOTES PAYABLE--(CONTINUED)

PROPERTY                 MORTGAGE NOTES WITH VARIABLE INTEREST:
--------------------  ---------------------------------------------

Forest Avenue         On June 27, 1997, the Company refinanced                24,000
Shoppers Town         three mortgages collateralized by Forest
                      Avenue Shopping L.L.C. with a financial
                      services institution. A Sponsor has
                      personally guaranteed $6,000 (subject to
                      reductions as set forth in the agreement) of
                      the new mortgage note. In addition, all
                      membership interests in Forest Avenue
                      Shoppers Town LLC and Branhaven Plaza LLC
                      have been pledged as collateral. Interest is
                      at the rate of LIBOR plus 1.75% (7.44% at
                      December 31, 1997) and the mortgage note has

                      a maturity date of June 1, 1998; however, either party can decide to extend the loan on notice, not less than 30 days or more than 90 days prior to maturity, to either January 1, 2004 or 2007, upon the occurrence of certain events as disclosed in the mortgage agreement.

Branhaven Plaza       Mortgage provides for variable interest rate             9,415
                      of the lower of LIBOR plus 3.50% or prime
                      plus 0.75% (9.22% at December 31, 1997) with
                      maturity on November 1, 1998, with two
                      options to extend the maturity date for six
                      months. The Company is required to make
                      quarterly amortization payments equal to 50%
                      of the property's preceding quarter's net
                      cash flow.

Meadowbrook Commons   First mortgage note with variable interest of           25,781
                      2.5% plus base LIBOR rate (8.22% at December
                      31, 1997), as defined, or Floating Rate, as
                      defined, matures on March 31, 1998. The
                      Company is required to make quarterly
                      amortization payments of the excess cash flow
                      from the preceding quarter.

                                                                              23,975
The Shops on          First mortgage note with a variable interest
  49th Street         rate of LIBOR plus 2.5% (8.22% at December
Philips Plaza         31, 1997), matures on June 1, 1998. Monthly
                      payments of principal of $37.5 plus interest.
                      This loan balance is guaranteed by two of the
                      Sponsors.

Mall on the Mile      In connection with the purchase of the                  13,000
Palm Springs Village  partnership interest in Palm Springs Mile
The Shops on          Associates, Ltd., the Company borrowed
  49th Street         $13,000 from a financial services
Philips Plaza         institution. Such notes are collateralized by
                      (i) the partnership interests so acquired,
                      (ii) the pledge of all limited partners'
                      rights to partnership distributions until the
                      notes are repaid, (iii) the personal
                      guarantee of the notes by a Sponsor, and (iv)
                      the pledge of all members' interests in
                      Forest Avenue Shoppers Town LLC, an
                      affiliated entity. The notes bear interest at
                      LIBOR plus 1.75% (7.44% at December 31, 1997)
                      and mature on the earlier of June 1, 1998 or
                      the date the Company has raised at least
                      $40,000 in equity. The notes require monthly
                      debt service payments of principal and
                      interest totaling approximately $330.

                       PHILIPS INTERNATIONAL REALTY CORP.
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

5. MORTGAGES AND NOTES PAYABLE--(CONTINUED)

PROPERTY                 MORTGAGE NOTES WITH VARIABLE INTEREST:
--------------------  ---------------------------------------------
The Shoppes at Lake   Mortgage payable in monthly installments of                528
Mary                  $7 of principal plus interest at 2% over
                      prime on the outstanding balance. The balance
                      of principal and interest is due in full
                      October 1998.
                                                                           ---------
                      TOTAL VARIABLE RATE INTEREST NOTES                      96,699
                                                                           ---------
                      TOTAL MORTGAGE NOTES PAYABLE                          $176,602
                                                                           ---------
                                                                           ---------

     One of the Company's lenders did not consent to the transfer of interests in The Shops on 49th Street and Philips Plaza properties which occurred in connection with the Formation Transactions. If such transfer were determined to violate the terms of the mortgage, the lender could be entitled to accelerate the maturity date of the loan and commence foreclosure proceedings against the mortgaged properties. The lender has taken no action with respect to this matter. The mortgage loan on Meadowbrook Commons is scheduled to mature on March 31, 1998. The Company has reached an agreement in principle with the mortgagor pursuant to which the mortgagor will forebear with respect to such loan for a 90-day period. These mortgages secure floating rate loans that are prepayable without penalty, at the option of the Company, which are expected to be repaid in full with proceeds from the Offering.

     The Operating Partnership's note payable represents advances under a $10 million line of credit which bears interest at the rate of LIBOR plus 1.75% (7.69% at December 31, 1997) and is due the earlier of June 1998 or the completion of the Offering.

     The combined aggregate principal maturities of mortgage notes payable outstanding as of December 31, 1997 are as follows:


1998...........................................................................     $  97,668
1999...........................................................................         1,057
2000...........................................................................         1,140
2001...........................................................................         1,230
2002...........................................................................        12,847
Thereafter.....................................................................        62,660
                                                                                  -------------
                                                                                    $ 176,602
                                                                                  -------------
                                                                                  -------------

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair values for the financial instruments were determined by management using market information available as of December 31, 1997 and appropriate valuation methodologies which included, in the case of debt instruments, consideration of interest rates available for the issuance of debt with terms and maturities similar to its currently outstanding indebtedness. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1997.

     Cash equivalents and mortgage notes payable are reflected in the accompanying balance sheet at amounts which reasonably approximate their fair values.

                       PHILIPS INTERNATIONAL REALTY CORP.
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

7. RENTAL INCOME

     The shopping center properties are leased to tenants under operating leases. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or upward adjustments based on certain inflation indices. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes.

     The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases which may expire during the period, for leases in effect at December 31, 1997 are as follows:

1998..........................................................   $ 23,133
1999..........................................................     21,878
2000..........................................................     20,704
2001..........................................................     17,925
2002..........................................................     15,060
Thereafter....................................................    123,975
                                                                 --------
                                                                 $222,675
                                                                 --------
                                                                 --------

8. RELATED PARTY TRANSACTIONS

  Management Agreement

     The Company has entered into a management agreement with Philips International Holding Corp., a related party, which provides for the day-to-day operations, management and leasing services. Fees payable for such services are
(i) a management fee equal to 3% of gross rental collections, (ii) leasing commissions in amounts not to exceed local current market rates, and (iii) construction supervisory fees up to 10% of the costs of a project. In addition, the Management Company will be reimbursed for certain direct out-of-pocket expenses.

  Related Party Payables

     Related party payables of the Operating Partnership represent reimbursement to be made for certain Formation Transaction and Offering costs that were previously funded by the limited partners.

9. COMMITMENTS AND CONTINGENCIES

  Stock Option Plan

     On December 31, 1997, the Company adopted the Philips International Realty Corp. 1997 Stock Option and Long-Term Incentive Plan ('Stock Option Plan'). A total of 852,550 shares of authorized Common Stock (subject to adjustment) has been reserved by the Company for issuance of awards under the Stock Option Plan. Effective

January 1, 1998, the Board of Directors granted options, each with a ten-year term, to purchase up to 654,000 shares (as adjusted for the proposed stock split--see Note 2) of Common Stock at the Offering price. The options vest over three to four years from the date of grant. The options were granted to directors, executive officers, employees of the Company and the Management Company.

                       PHILIPS INTERNATIONAL REALTY CORP.
                       PHILIPS INTERNATIONAL REALTY, L.P.
                                      AND
                             PROPERTY PARTNERSHIPS
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

9. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  Employment Agreements

     The Company entered into employment and non-competition agreements with certain executive officers as described in Item 11 under the caption 'Executive Compensation--Employment Agreements' and Item 13 under the caption 'Non-Competition Agreement.'

  Litigation

     The Property Partnerships are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Property Partnerships, the Operating Partnership or the Company.

                           THE PROPERTY PARTNERSHIPS
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                             COST CAPITALIZED SUBSEQUENT
                                               INITIAL COST                        TO ACQUISITION
                                ------------------------------------------   ---------------------------
                                                               BUILDINGS                     BUILDINGS
                                                 LAND AND         AND          LAND AND         AND
         DESCRIPTION            ENCUMBRANCES   IMPROVEMENTS   IMPROVEMENTS   IMPROVEMENTS   IMPROVEMENTS
------------------------------  ------------   ------------   ------------   ------------   ------------
Millside Plaza                    $  4,477       $    960       $  5,443       $    297       $    719
  Delran, NJ
Elm Plaza                            3,401            709          4,968             17           *(73)
  Enfield, CT
Branhaven Plaza                      9,415          1,883          7,646            594          1,013
  Branford, CT
Forest Avenue Shoppers Town         24,000          1,984          8,428          1,885          8,634
  Staten Island, NY
Meadowbrook Commons                 25,781          5,000             --          2,115         21,387
  Freeport, NY
Foxboro Plaza                        4,286            655          6,055            194          *(626)
  Foxborough, MA
Palm Springs Mile                   78,952         12,864         25,767          8,442         35,026
  Hialeah, FL (4 properties)
Mill Basin Plaza                    13,248          5,107          8,696          1,795          2,682
  Brooklyn, NY
The Shoppes at                         528            362          2,052             --             --
  Lake Mary
  Lake Mary, FL
Merrick Commons                     12,514          2,257          4,191          2,023          7,975
  Merrick, NY
Construction in progress                                                                           302
                                ------------   ------------   ------------   ------------   ------------
                                  $176,602       $ 31,781       $ 73,246       $ 17,362       $ 77,039
                                ------------   ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------   ------------

                                            GROSS AMOUNTS AT WHICH
                                          CARRIED AT CLOSE OF PERIOD
                              ---------------------------------------------------
                                             BUILDINGS                                           LIFE ON WHICH
                                LAND AND        AND                   ACCUMULATED     DATE      DEPRECIATION IS
         DESCRIPTION          IMPROVEMENTS  IMPROVEMENTS    TOTAL     DEPRECIATION  ACQUIRED       COMPUTED
------------------------------------------  ------------   --------   -----------   ---------   ---------------
Millside Plaza                $    1,257      $  6,162     $  7,419     $   784      12/26/86   31.5 - 39 years

  Delran, NJ
Elm Plaza                            726         4,895        5,621         743      12/24/86    15 - 39 years
  Enfield, CT
Branhaven Plaza                    2,477         8,659       11,136       1,286      12/31/85    15 - 39 years
  Branford, CT
Forest Avenue Shoppers Town        3,869        17,062       20,931       1,630      11/16/84    15 - 39 years
  Staten Island, NY
Meadowbrook Commons                7,115        21,387       28,502       1,111       11/9/89    15 - 39 years
  Freeport, NY
Foxboro Plaza                        849         5,429        6,278         869      11/24/86    15 - 39 years
  Foxborough, MA
Palm Springs Mile                 21,306        60,793       82,099       7,100        4/1/85    15 - 39 years
  Hialeah, FL (4 properties)
Mill Basin Plaza                   6,902        11,378       18,280         360        9/1/94         39 years
  Brooklyn, NY
The Shoppes at                       362         2,052        2,414          --      12/30/97         39 years
  Lake Mary
  Lake Mary, FL
Merrick Commons                    4,280        12,166       16,446         673        1/1/86    15 - 39 years
  Merrick, NY
Construction in progress                           302          302
                              ------------  ------------   --------   -----------
                              $   49,143      $150,285     $199,428     $14,556
                              ------------  ------------   --------   -----------
                              ------------  ------------   --------   -----------

*Purchase accounting adjustment relating to elimination of accumulated depreciation against cost of property.

                           THE PROPERTY PARTNERSHIPS
      SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

     The changes in real estate for the three years ended December 31, 1997 are as follows:

                                                                                  1997        1996        1995
                                                                                --------    --------    --------
Balance at beginning of period...............................................   $137,399    $124,892    $118,288
Property acquisitions and purchase accounting adjustments....................     20,789          --          --
Improvements.................................................................     41,240      12,507       6,604
                                                                                --------    --------    --------
Balance at end of period.....................................................   $199,428    $137,399    $124,892
                                                                                --------    --------    --------
                                                                                --------    --------    --------


     The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 1997 was $134,000.

     The changes in accumulated depreciation for the three years ended December 31, 1997 are as follows:

                                                                                     1997       1996       1995
                                                                                   --------    -------    -------
Balance at beginning of period..................................................   $ 24,277    $21,315    $18,628
Purchase accounting adjustments.................................................    (15,318)        --         --
Depreciation for period.........................................................      5,597      2,962      2,687
                                                                                   --------    -------    -------
Balance at end of period........................................................   $ 14,556    $24,277    $21,315
                                                                                   --------    -------    -------
                                                                                   --------    -------    -------

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Philips International Realty Corp.

We have audited the accompanying combined balance sheet of The Philips Company as of December 31, 1996 and the related combined statements of income, owners' deficit and cash flows for each of the years in the period ended December 31, 1997. These financial statements are the responsibility of The Philips Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of The Philips Company as of December 31, 1996, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

New York, New York
March 6, 1998

                              THE PHILIPS COMPANY
                            COMBINED BALANCE SHEETS
                               DECEMBER 31, 1996*
                             (DOLLARS IN THOUSANDS)

                                                ASSETS
Rental properties, at cost (Note 3)
  Land and improvements...............................................................................   $ 27,687
  Building and improvements...........................................................................    109,712
                                                                                                         --------
                                                                                                          137,399
  Less accumulated depreciation.......................................................................     24,277
                                                                                                         --------
                                                                                                          113,122

Cash and cash equivalents.............................................................................        785
Accounts receivable...................................................................................      7,832
Related party receivables (Note 6)....................................................................      1,216
Investments in partnerships (Note 2)..................................................................        694
Deferred charges, net (Note 8)........................................................................      4,605
Other assets (Note 9).................................................................................      1,587
                                                                                                         --------
Total assets..........................................................................................   $129,841
                                                                                                         --------
                                                                                                         --------


                                   LIABILITIES AND OWNERS' DEFICIT
Liabilities:
  Mortgage notes payable (Note 3).....................................................................   $133,609
  Accounts payable and accrued expenses...............................................................      3,584
  Related party payables (Note 6).....................................................................      2,067
  Other liabilities...................................................................................      1,747
                                                                                                         --------
Total liabilities.....................................................................................    141,007
                                                                                                         --------
Contingencies and commitments (Notes 6 and 7)
Owners' deficit.......................................................................................    (11,166)
                                                                                                         --------
Total liabilities and owners' deficit.................................................................   $129,841
                                                                                                         --------
                                                                                                         --------

* On December 31, 1997, at the close of the Formation Transactions (see Note 1), all of the assets and liabilities were transferred to entities owned 99.99% by Philips International Realty, L.P.

                            See accompanying notes.

                              THE PHILIPS COMPANY
                         COMBINED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1997        1996        1995
                                                                                  --------    --------    --------
Revenues:
  Minimum and percentage rentals...............................................   $ 20,816    $ 20,230    $ 18,163
  Expense reimbursements.......................................................      6,075       5,717       5,024
                                                                                  --------    --------    --------
Total revenue (Note 5).........................................................     26,891      25,947      23,187
                                                                                  --------    --------    --------
Expenses:
  Operating expenses (Note 6)..................................................      3,936       4,176       4,193
  Real estate taxes............................................................      3,819       3,671       3,591
  Management fees to affiliates (Note 6).......................................      1,001         878         815
  Interest expense (Note 3)....................................................     12,966      11,728      11,097
  Depreciation and amortization................................................      4,015       3,417       3,072
  General and administrative expenses..........................................        165         306         201
                                                                                  --------    --------    --------

Total expenses.................................................................     25,902      24,176      22,969
                                                                                  --------    --------    --------

                                                                                       989       1,771         218

Equity in income of investees (Note 2).........................................        339          95          54
  Other income, net............................................................         38          22          35
                                                                                  --------    --------    --------
  Income before extraordinary items............................................      1,366       1,888         307

Extraordinary items (Note 8)...................................................        671       2,881          --
                                                                                  --------    --------    --------

  Net income...................................................................   $  2,037    $  4,769    $    307
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------

                            See accompanying notes.

                              THE PHILIPS COMPANY
                     COMBINED STATEMENTS OF OWNERS' DEFICIT
                             (DOLLARS IN THOUSANDS)

Balance at December 31, 1994.................................................................   $(24,611)
  Distributions..............................................................................       (468)
  Contributions..............................................................................      2,681
  Net income.................................................................................        307
                                                                                                --------

Balance at December 31, 1995.................................................................    (22,091)
  Distributions..............................................................................     (1,101)
  Contributions..............................................................................      7,257
  Net income.................................................................................      4,769
                                                                                                --------

Balance at December 31, 1996.................................................................    (11,166)
  Distributions..............................................................................    (21,489)
  Contributions..............................................................................     24,202
  Net income.................................................................................      2,037
                                                                                                --------

Balance at December 31, 1997.................................................................   $ (6,416)
                                                                                                --------
                                                                                                --------

                            See accompanying notes.

                              THE PHILIPS COMPANY
                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------
                                                                                      1997       1996       1995
                                                                                     -------    -------    -------
OPERATING ACTIVITIES
  Net income......................................................................   $ 2,037    $ 4,769    $   307
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..............................................     4,015      3,417      3,072
       Amortization of mortgage discount..........................................        32         59         56
       Extraordinary items........................................................      (671)    (2,881)        --
       Equity in income of investees..............................................      (339)       (95)       (54)
     Changes in operating assets and liabilities:
       Accounts receivable........................................................      (588)      (574)      (411)
       Related party receivables..................................................         3       (357)       722
       Deferred charges...........................................................    (1,055)    (2,957)    (1,514)
       Other assets...............................................................     1,041        432        527
       Accounts payable and accrued expenses......................................      (161)      (793)    (1,587)
       Related party payables.....................................................    (1,179)     1,997        249
       Other liabilities..........................................................      (297)       550      2,168
                                                                                     -------    -------    -------
Net cash provided by operating activities.........................................     2,838      3,567      3,535
                                                                                     -------    -------    -------
INVESTING ACTIVITIES
Additions to land, buildings and improvements.....................................   (19,186)    (9,359)    (6,604)
                                                                                     -------    -------    -------
Net cash used in investing activities.............................................   (19,186)    (9,359)    (6,604)
                                                                                     -------    -------    -------
FINANCING ACTIVITIES
  Proceeds from mortgage notes payable............................................    79,400     14,835      1,719
  Payments of mortgage notes payable..............................................   (61,792)   (10,742)    (1,221)
  Contributions from owners.......................................................    18,421      2,635      2,130
  Distributions to owners.........................................................   (20,177)      (642)      (468)
                                                                                     -------    -------    -------
Net cash provided by financing activities.........................................    15,852      6,086      2,160
                                                                                     -------    -------    -------
Net increase (decrease) in cash and cash equivalents..............................      (496)       294       (909)
Cash and cash equivalents at beginning of period..................................       785        491      1,400
                                                                                     -------    -------    -------
Cash and cash equivalents at the end of the period................................   $   289    $   785    $   491
                                                                                     -------    -------    -------
                                                                                     -------    -------    -------
NONCASH INVESTING AND FINANCING ACTIVITIES
Loans to and from affiliates reclassified as capital contributions and/or distributions:

  Contributions...................................................................   $ 1,009    $ 2,524    $   373
  Distributions...................................................................     1,312        459         --
Non cash adjustments relating to purchase of partnership interests (see Note 1):
  Increase in rental properties...................................................   $ 8,298    $ 3,148    $    --
  Decrease in accounts receivable.................................................    (2,771)      (846)        --
  Decrease in deferred charges (net)..............................................      (755)      (204)        --
                                                                                     -------    -------    -------
  Increase in owners' equity......................................................   $ 4,772    $ 2,098    $    --
                                                                                     -------    -------    -------
                                                                                     -------    -------    -------
Investment in partnerships, included in capital contributions.....................   $    --    $    --    $   178
                                                                                     -------    -------    -------
                                                                                     -------    -------    -------

     On December 31, 1997, at the close of the Formation Transaction (see Note
1) all of the assets and liabilities were transferred to entities owned 99.99% by Philips International Realty, L.P.

                            See accompanying notes.

                              THE PHILIPS COMPANY
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     The Philips Company (the 'Company') was engaged in the ownership, operation, leasing and development of seven neighborhood and community shopping center properties (collectively, the 'Properties') located in New York, Connecticut, New Jersey, Massachusetts and Florida. On December 31, 1997, as part of the Formation Transactions discussed below, all of the properties were transferred to entities owned by Philips International Realty, L.P.

  Principles of Combination

     The Company was not a legal entity, but rather a combination of real estate properties that were organized as general and limited partnerships and limited liability companies and which were under the common management and control of Philip Pilevsky, his family or entities controlled by such parties (the 'Sponsors'). In addition, investments in certain non-controlled limited partnerships were accounted for under the equity method (see Note 2). All significant intercompany transactions and balances have been eliminated in combination.

     The specific partnerships and limited liability companies included in the accompanying combined financial statements are as follows:

ENTITY                                           PROPERTY
-------------------------------------  -----------------------------------------
Branhaven Plaza L.L.C.                 Branhaven Plaza
Palm Springs Mile Associates, Ltd.     Mall on the Mile, Palm Springs Village,
                                       The Shops on 49th Street and Philips
                                       Plaza
Forest Avenue Shopping Associates      Forest Avenue Shoppers Town
Philips Freeport Associates, L.P.      Meadowbrook Commons
Foxborough Shopping L.L.C.             Foxboro Plaza
Enfield Shopping L.L.C.                Elm Plaza
Delran Shopping L.L.C.                 Millside Plaza

  Acquisition of Partnership Interests

     Certain partnership/membership interests in the above partnerships and limited liability companies were acquired by the Sponsors in contemplation of the Formation Transactions, as discussed below, as follows:

  FOREST AVENUE SHOPPING ASSOCIATES. In October, 1996, the Sponsors purchased interests aggregating 65% of the ownership of Forest Avenue Shopping Associates from three partners in a negotiated transaction for cash consideration totalling $5,859.

  BRANHAVEN PLAZA L.L.C. In June, 1997, the Sponsors purchased interests aggregating 50% of the ownership of Branhaven Plaza L.L.C. from two parties in negotiated transactions for cash consideration totalling $1,073.

  PALM SPRINGS MILE ASSOCIATES, LTD. ('LIMITED'). In August, 1997, the Sponsors purchased the interests of four other partners aggregating 51.5% of the ownership of Limited in a negotiated transaction for $15,881, payable $2,881 in cash and $13,000 in notes. The notes bear interest at LIBOR + 1.75% and are collateralized by a pledge of certain of the partnership interests in Limited and Forest Avenue Shopping Associates. The notes are due in June, 1998, require monthly principal amortization payments of $250 and a default under these notes will cause a default under the debt encumbering the Forest Avenue shopping center. See Note 3.

     Rental properties, accounts receivable, deferred charges and owners' deficit reflect the acquisition and purchase accounting related to these interests acquired in accordance with the push down basis of accounting

                              THE PHILIPS COMPANY
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 54. The following reflects the purchase accounting:

                                                                               PURCHASE
                                        HISTORICAL BOOK                       ACCOUNTING
                                      VALUE OF NON-SPONSOR                    ADJUSTMENT
                                        INTEREST AT DATE      PURCHASE    ------------------
ENTITY                                    OF PURCHASE          PRICE       1997       1996
-----------------------------------   --------------------    --------    -------    -------
Forest Avenue Shopping Associates..         $ (2,098)         $  5,859         --    $ 7,957
Branhaven Plaza L.L.C..............             (439)            1,073    $ 1,512         --
Palm Springs Mile Associates,
  Ltd..............................           (4,334)           15,881     20,215         --
                                                                          -------    -------
                                                                          $21,727    $ 7,957
                                                                          -------    -------
                                                                          -------    -------

     The purchase adjustments have been allocated as follows:


Rental properties.....................................................    $25,253    $ 9,008
Accounts receivable...................................................     (2,771)      (846)
Deferred charges......................................................       (755)      (205)
                                                                          -------    -------
                                                                          $21,727    $ 7,957
                                                                          -------    -------
                                                                          -------    -------

     The results of operations attributable to the interests acquired are reflected in the combined financial statements from the date the interest was acquired.

  Formation Transactions

     On December 31, 1997, the partners and members of the Company and the Merrick/Mill Basin Properties (see Note 2) transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which held title to such shopping center assets, to certain newly-formed entities as follows:

          o With respect to those partnerships which owned fee title to properties located in New York or Connecticut, the partnerships contributed such fee title, together with any existing indebtedness relating thereto, to Philips International Realty, L.P. (a newly-formed 'Operating Partnership') or its designee, which designee was a newly-formed limited partnership (in which a subsidiary of Philips International Realty Corp., a new company intending to qualify as a real estate investment trust (the 'REIT'), indirectly owns a 0.01% general partnership interest), in exchange for Units in the Operating Partnership;

          o With respect to those partnerships or limited liability companies which did not own fee title to properties located in New York or Connecticut, the partners or members, of such partnerships contributed all of their partnership interests or membership interests therein, to the Operating Partnership in exchange for Units in the Operating Partnership (which Units, together with those Units described above, comprise a 93.9% limited partners' position in the Operating Partnership and which, upon redemption of such Units for Common Stock of the REIT, would represent approximately 93.9% of the outstanding Common Stock of the REIT);

          o The REIT purchased a shopping center property in Florida from an unaffiliated seller (the 'Seller') in exchange for 32,000 shares (54,563 shares after proposed stock split) of Common Stock (which shares represent approximately 2.1% of the outstanding Common Stock of the REIT on a fully-diluted basis) and the assumption of an mortgage note payable in the amount of $542;

          o Certain trustees of the Seller were issued 5,000 shares (8,526 shares after the proposed stock split) of Common Stock of the REIT,

            plus warrants to acquire an additional 8,000 shares (13,641 shares after proposed stock split) of Common Stock of the REIT (which shares and warrants represent approximately 0.8% of the outstanding Common Stock of the REIT on a fully-diluted basis);

                              THE PHILIPS COMPANY
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

          o An individual partner purchased 10,660 shares (18,176 shares after proposed stock split) of the REIT's Common Stock (approximately 0.7% of the outstanding Common Stock on a fully-diluted basis) for a total purchase price of $533;

          o Prudential Securities Incorporated received, in lieu of the financial advisory fee payable by National upon consummation of the Formation Transactions and assumed by the Company under the Contribution and Exchange Agreement, 1,940 shares of Series A Preferred Stock, convertible into 38,800 shares (66,158 shares after proposed stock split) of Common Stock, which Series A Preferred Stock represents approximately 2.5% of the outstanding shares of Common Stock of the Company (including interests redeemable therefor and shares of Common Stock issuable upon exercise of outstanding warrants);

          o The REIT contributed its fee title interest in the Florida property, together with the cash received from the partner in connection with the purchase of Common Stock, to the Operating Partnership in exchange for an approximately 3.2% non-managing general partnership interest therein; and

          o The Operating Partnership and the Property-owning partnerships are controlled by Philips International Realty, LLC, a Delaware limited liability company, of which Mr. Pilevsky is the sole member, until such time as the Company completes public or private equity offerings of its securities aggregating in excess of $25,000, at which time the REIT will become the sole general partner of the Operating Partnership and the Property-owning partnerships.

          o The REIT has authorized a stock-split of 1.7051 to 1 effective with the completion of an equity offering.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


  Real Estate Properties

     Buildings and improvements are depreciated on the straight-line method over the estimated useful lives of the assets which range from fifteen to thirty-nine years, while tenant improvements (included in buildings and improvements in the accompanying combined balance sheets) are amortized over the lives of the respective leases, using the straight-line method.

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ('SFAS No. 121'), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are required to be reported at the lower of cost or fair value. Assets to be disposed of are required to be reported at the lower of cost or fair value less cost to sell. Assets are classified to be disposed when management has committed to a plan to dispose of the assets. Prior to the adoption of SFAS No. 121, real estate assets were required to be stated at the lower of cost or net realizable value. No impairment losses have been recorded in any of the periods presented.

                              THE PHILIPS COMPANY
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less from date of purchase.

     Banking relationships are maintained with major financial institutions. The properties are operated through multiple bank accounts to mitigate exposure to loss of cash balances which may from time to time exceed federally insured limits.

  Revenue Recognition

     Minimum revenues from rental property are recognized on a straight-line basis over the terms of the respective tenant leases.

  Deferred Charges

     Costs incurred to obtain tenant leases and long term financing, included in deferred charges in the accompanying combined balance sheet, are amortized over the terms of the related leases or debt agreements, as applicable.

  Income Taxes


     The entities comprising the Company were not taxpaying entities for income tax purposes and, accordingly, no provision or credit has been made in the accompanying financial statements for income taxes. Owners'/members' allocable shares of taxable income or loss are reportable on their respective income tax returns.

  Concentration of Revenue and Credit Risk

     Approximately 54%, 51% and 50% of the Company's total revenue for the years ended December 31, 1997, 1996 and 1995, respectively, was derived from Palm Springs Mile Associates Ltd. Any adverse change in the operating profitability of this property may have a material adverse effect on the Company.

  Capital Contributions, Distributions and Profits and Losses

     Capital contributions, distributions and profits and losses were allocated in accordance with the terms of the applicable agreements.

2. INVESTMENT IN PARTNERSHIPS

     At December 31, 1996, the Company held a limited partnership interest and a minority general partnership interest in the following two partnerships (the 'Merrick/Mill Basin Properties') which also owned and operated neighborhood and community shopping centers:

                                                             THE PHILIPS COMPANY'S
PARTNERSHIP                              PROPERTY             PERCENTAGE OWNERSHIP
-----------------------------        ----------------        ----------------------
Merrick Shopping Associates          Merrick Commons                   30%
SP Avenue U Associates, L.P.         Mill Basin Plaza                  49%

     As a limited partner and minority general partner, the Company did not control the activities of the partnerships. These investments, accounted for under the equity method, were recorded initially at cost and subsequently adjusted for equity in the net income or loss of investees and cash contributions and distributions.

                              THE PHILIPS COMPANY
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

2. INVESTMENT IN PARTNERSHIPS--(CONTINUED)

     Condensed financial statements of the entities are as follows:


                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                                 1996
                                                                                             ------------
CONDENSED BALANCE SHEET
Rental properties, net....................................................................     $ 23,955
Cash and cash equivalents.................................................................           96
Related party receivables.................................................................        1,252
Accounts receivable.......................................................................        1,135
Deferred charges, net.....................................................................        1,000
Other assets..............................................................................          137
                                                                                             ------------
Total assets..............................................................................     $ 27,575
                                                                                             ------------
                                                                                             ------------
Mortgage notes payable....................................................................     $ 26,049
Accounts payable and accrued expenses.....................................................          320
Related party payables....................................................................          620
Other liabilities.........................................................................           --
                                                                                             ------------
Total liabilities.........................................................................       26,989
Owners' equity............................................................................          586
                                                                                             ------------
Total liabilities and owners' equity......................................................     $ 27,575
                                                                                             ------------
                                                                                             ------------

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ---------------------------
                                                                              1997      1996       1995
                                                                             ------    -------    ------
CONDENSED STATEMENTS OF OPERATIONS
Revenues from rental property and other income............................   $4,972    $ 4,959    $4,813
Interest income from affiliate............................................       --      1,297        --
                                                                             ------    -------    ------
Total revenue.............................................................    4,972      6,256     4,813
                                                                             ------    -------    ------
Operating and other expenses..............................................    1,463      1,492     1,436
Interest..................................................................    2,045      3,496     2,054
Depreciation and amortization.............................................      824        576       540
                                                                             ------    -------    ------
Total expenses............................................................    4,332      5,564     4,030
                                                                             ------    -------    ------
Income before extraordinary item..........................................      640        692       783
Extraordinary item........................................................       --       (349)       --
                                                                             ------    -------    ------
Net income................................................................   $  640    $   343    $  783

                                                                             ------    -------    ------
                                                                             ------    -------    ------

                              THE PHILIPS COMPANY
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

3. MORTGAGE NOTES PAYABLE

     As of December 31, 1996, mortgage notes payable aggregated $133,609 and were collateralized by the Company's properties. Interest rates ranged from 7% to 14%. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2004. The loan agreements contain customary representations, covenants and events of default. At December 31, 1996, a partner/member in the entities that hold title to the properties had personally guaranteed the repayment of mortgage loans with a balance of $38,720.

     The following table summarizes mortgage indebtedness as of December 31, 1996:

PROPERTY                   MORTGAGE NOTES WITH FIXED INTEREST:
--------------------  ---------------------------------------------
Forest Avenue         First mortgage note with a fixed interest      $       12,502
Shoppers Town         rate of 9.5% due on August 1, 1997. Payments
                      $115 each month.

                      Third mortgage note with a fixed interest               5,000
                      rate of 14% due on November 1, 1997. Monthly
                      payments of interest only.

Millside Plaza        First mortgage notes with fixed interest               12,164
Elm Plaza             rates of 8% originally due on June 30, 1997.
Foxboro Plaza         Amended on July 1, 1995 to fixed interest
                      rates of 9% from July 1, 1995 to June 30,
                      1999 and 9.375% from July 1, 1999 to July 1,
                      2000, maturing on July 1, 2000. Further
                      amended to extend the 9% interest rate from
                      June 30, 1999 to April 30, 2000. Monthly
                      payments of interest only. See Note 3(A).

                      Subordinate mortgages, net of discount,                   905
                      bearing no interest, except if a default
                      occurs, matures on July 1, 2000. See Note
                      3(A).
                                                                     ---------------
                      TOTAL FIXED RATE NOTES                                 30,571

                                                                     ---------------
                         MORTGAGE NOTES WITH VARIABLE INTEREST:
                      ---------------------------------------------
Forest Avenue         Second mortgage note with variable interest             2,048
Shoppers Town         rate based on the prime rate (8.25% at
                      December 31, 1996), matures on June 30, 1997.

Branhaven Plaza       Wrap around mortgage note with a fixed                  9,415
                      interest rate of 14.25% originally was
                      scheduled to mature on July 31, 1999. In
                      addition to the above interest, loan bore
                      contingent interest at the lesser of 15% of
                      gross rents or 15% of $887. Contingent
                      interest totaled $101 and $88 for 1994 and
                      1995, respectively. The underlying mortgage
                      note with a fixed interest rate of 10%
                      matured on August 1, 1996. On November 1,
                      1996, the wrap around mortgage notes were
                      refinanced to provide for variable interest
                      rate of the lower of LIBOR plus 3.50% or
                      prime plus 0.75% with maturity on November 1,
                      1998, with two options to extend the maturity
                      date for 6 months. The Company is required to
                      make quarterly amortization payments equal to
                      50% of the property's preceding quarter's net
                      cash flow.

Meadowbrook Commons   First mortgage note with variable interest of          26,096
                      2.5% plus base LIBOR rate (8.03% at December
                      31, 1996), as defined, or Floating Rate, as
                      defined, matures on March 31, 1998. The
                      Company is required to make quarterly
                      amortization payments of the excess cash flow
                      from the preceding quarter.

Mall on the Mile      First mortgage note collateralized with a              65,479
Palm Springs Village  variable interest rate of LIBOR plus 2.5%
The Shops on          (8.03% at December 31, 1996), matures on June
  49th Street         1, 1998. Monthly payments of principal of
Philips Plaza         $37.5 plus interest.
                                                                     ---------------
                      TOTAL VARIABLE RATE NOTES                             103,038
                                                                     ---------------
                      TOTAL MORTGAGE NOTES PAYABLE                   $      133,609
                                                                     ---------------
                                                                     ---------------

                              THE PHILIPS COMPANY
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

3. MORTGAGE NOTES PAYABLE--(CONTINUED)

(A) SCHEDULE OF MORTGAGE NOTES--(CONTINUED)

     On February 14, 1997, the Company refinanced its mortgages collateralized by certain of the properties in Hialeah, Florida with a life insurance company at a fixed rate of 7.83%, with maturity in February 2004.

     In connection with the purchase of the non-sponsor interest in Palm Springs Mile Associates, Ltd. (see Note 1), the Company issued $13,000 in Notes. Such notes are collateralized by (i) the partnership interests so acquired, (ii) the pledge of all limited partners' rights to partnership distributions until the notes are repaid, (iii) the personal guarantee of the notes by an individual limited partner, and (iv) the pledge of all members' interests in Forest Avenue Shopping, LLC, an affiliated entity (see Note 1). The notes bear interest at LIBOR plus 1.75% and mature on the earlier of June 1, 1998 or the date the Company has raised at least $40,000 in equity. The notes require monthly debt service payments of principal and interest totaling approximately $330. In connection with this transaction, a first mortgage loan encumbering The Shops on 49th Street and Philips Plaza shopping centers was modified to provide for (i) a concurrent principal paydown of $200, (ii) an acceleration of the maturity date thereof to June 1, 1998, and (iii) a guarantee of $12,000 of such outstanding mortgage loan balance by two limited partners, such guarantee to increase to the full amount of this first mortgage loan if the aforementioned notes are not repaid by December 31, 1997.

     On June 27, 1997, the Company refinanced three mortgages collateralized by Forest Avenue Shoppers Town with a financial services institution. An individual that is a member in the entity that owns the property has personally guaranteed $6,000 (subject to reductions as set forth in the Agreement) of the new mortgage note. In addition, all membership interests in Forest Avenue Shopping LLC and Branhaven Plaza LLC have been pledged as collateral. Interest is at the rate of LIBOR plus 1.75%, with a maturity date of December 1, 1997; however, either party can decide to extend the loan on notice, not less than 30 days or more than 90 days prior to maturity, to either January 1, 2004 or 2007, upon the occurrence of certain events as disclosed in the mortgage agreement.

     During November 1997, the Company closed its agreement with the lender of the Forest Avenue Shopping LLC mortgage (i) to extend the maturity to June 1, 1998, (ii) to extend to June 1, 1998 the option to extend the maturity date further to June 2004 or 2007, (iii) to suspend mortgage amortization until the closing of the Formation Transactions, and (iv) for the lender to make a new $150 second mortgage loan to Forest Avenue Shopping LLC guaranteed by Philip Pilevsky. The proceeds of the second mortgage were placed in a collateral account to collateralize the guaranty, which guaranty will be amended to include repayment of the second mortgage.

     During November 1997, the Company closed its agreement with the holder of the Palm Springs Mile Associates, Ltd. partner notes to suspend scheduled amortization of $250 per month until the closing of the Formation Transactions. The lender made an additional loan to the borrower in the amount of $1,000 resulting in a total outstanding principal amount of $13,000 at the closing of the Formation Transactions. The $1,000 additional loan bears interest at an annual rate of LIBOR + 1.75% and matures in June 1998. The proceeds of the $1,000 additional loan were placed in a collateral account to secure the indebtedness.

     On December 31, 1997, the Company closed its agreement with its lender in connection with the Millside Plaza, Elm Plaza and Foxboro Plaza mortgage (i) to sever the Wallingford Shopping LLC and the Freehold Shopping LLC mortgages from the cross-collateralization provisions of the original loan agreement, (ii) to extend the maturity date to 2002, with an amortization equal to a 30 year term,
(iii) adjust the interest rate to 175 basis points above the 5 year U.S. Treasury rate and (iv) eliminate the Company's obligation to repay $936 of second mortgage loans.

                              THE PHILIPS COMPANY
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

3. MORTGAGE NOTES PAYABLE--(CONTINUED)

(B) PRINCIPAL MATURITIES

     The combined aggregate principal maturities of mortgage notes payable outstanding as of December 31, 1996 are as follows:

1997...........................................................................     $  21,206
1998...........................................................................        36,172
1999...........................................................................         1,796
2000...........................................................................        35,440
2001...........................................................................           784
Thereafter.....................................................................        38,211
                                                                                  -------------
                                                                                    $ 133,609
                                                                                  -------------
                                                                                  -------------

(C) CAPITALIZED INTEREST

     Interest costs capitalized for the years ended December 31, 1996 and 1995, were $42 and $383, respectively.

(D) INTEREST COST

     Interest paid for the years ended December 31, 1997, 1996, 1995 were $11,357, $10,878 and $8,732, respectively.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS


     Estimated fair values for the Company's financial instruments were determined by management using market information available as of December 31, 1996 and appropriate valuation methodologies which included, in the case of debt instruments, consideration of interest rates available to the Company for the issuance of debt with terms and maturities similar to its currently outstanding indebtedness. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the Company's estimates are not necessarily indicative of the amounts the Company could realize on disposition of its financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1996.

     Cash equivalents and mortgage notes payable with an aggregate carrying value of $133,609 are reflected in the accompanying combined balance sheet at amounts which reasonably approximate their fair values.

5. RENTAL INCOME

     The Company's shopping center properties are leased to tenants under operating leases. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or upward adjustments based on certain inflation indices. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes. Minimum rentals and expense reimbursements represented 96%, 95% and 96% of revenues from rental properties for the years ended December 1997, 1996 and 1995, respectively.

                              THE PHILIPS COMPANY
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

5. RENTAL INCOME--(CONTINUED)

     The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases which may expire during the period, for leases in effect at December 31, 1996, are as follows:

1998..........................................................   $ 19,132
1999..........................................................     18,016
2000..........................................................     16,958
2001..........................................................     14,594
2002..........................................................     11,785
Thereafter....................................................     89,698
                                                                 --------
                                                                 $170,183
                                                                 --------
                                                                 --------

6. RELATED PARTY TRANSACTIONS

  (A) Management Agreement

     Management services for the Company's properties are provided by a related party, Philips International Holding Corp. Fees paid by the Company for such services are generally based on 3% to 5% of total revenue.

  (B) Advances To/From Partners

     Advances to and from partners or members in those entities comprising the Company and certain affiliated entities are reflected in the financial statements as related party receivables and payables. Such advances are generally due upon demand and are non-interest bearing.

  (C) Leasing Commissions

     Philips International Holding Corp., a related party, provides leasing services to the Company for fees ranging generally from 2% to 5% of total contractual rent due pursuant to the tenant leases. Leasing commissions paid to Philips International Holding Corp. for the years ended December 31, 1997, 1996 and 1995 were $95, $773 and $181, respectively.

     In addition, leasing commissions totaling $195 were paid during 1995 to a partner in one of the entities comprising the Company.

7. CONTINGENCIES


     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

8. EXTRAORDINARY ITEMS

     The combined statements of income for the years ended December 31, 1997 and 1996 include extraordinary gains of approximately $671 and $2,881, respectively, in connection with the settlement of debt obligations on the Company's shopping center properties. The $671 gain for the year ended December 31, 1997, is net of an extraordinary loss of approximately $265 representing the write-off of deferred financing costs related to the refinancing of debt on a certain shopping center properties.

9. OTHER ASSETS

     Other assets in the accompanying combined balance sheet include restricted real estate tax escrows, capital improvement escrows and tenant security deposits totaling $791 as of December 31, 1996.

                                EXHIBIT INDEX

 EXHIBIT
  NUMBER     DESCRIPTION
----------   ------------------------------------------------------------------------------------------------------
    3.1      Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
             Form 8-K dated December 31, 1997 and incorporated herein by reference)
    3.2      Articles Supplementary of Series A Preferred Stock (filed as Exhibit 3.2 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)
    3.3      Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Form 8-k dated
             December 31, 1997 and incorporated herein by reference)
   10.1      Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's
             Form 8-k dated December 31, 1997 and incorporated herein by reference)
   10.2      Form of 1997 Stock Option and Long-Term Incentive Plan of the Company (filed as Exhibit 10.2 to the
             Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.3      Form of Agreement of Limited Partnership for Property Partnerships (filed as Exhibit 10.3 to the
             Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.4      Form of Articles of Incorporation of Philips Subs (filed as Exhibit 10.4 to the Company's Registration
             Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.5      Form of Bylaws of Philips Subs (filed as Exhibit 10.5 to the Company's Registration Statement on Form
             S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.6      Contribution and Exchange Agreement, dated August 11, 1997, among National, the Board of Trustees, the
             Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form
             S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.7      Form of Registration Rights Agreement among the Company and certain holders of limited partnership interests in the Operating Partnership (filed as Exhibit 10.7 to the Company's Registration Statement
             on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
   10.8      Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the
             Operating Partnership and Philips International Management Corp.
   10.9      Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the
             Operating Partnership, Philip Pilevsky and Sheila Levine
   10.10     Employment Agreement between the Company and Louis J. Petra (filed as Exhibit 10.1 to the Company's
             Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.11     Employment Agreement between the Company and Sheila Levine (filed as Exhibit 10.2 to the Company's
             Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.12     Form of Warrant (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-4,
             Registration No. 333-41431, and incorporated herein by reference)
   10.13     Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as
             Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.14     Non-Recourse Secured Promissory Note of National Properties Trust (filed as Exhibit 10.14 to the
             Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)
   10.15     Form of Amended and Restated Mortgage, Assignment of Leases, Security Agreement and Spreader Agreement
             and Renewal Promissory Note for Mall on the Mile and Palm Springs Village
   21.1      List of Subsidiaries of the Company