Form 10-Q
period 1998-03-31
PHILIPS INTERNATIONAL REALTY CORP
filed 1998-05-15
CIK 1050686

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________
Commission file number 000-23463

                      Philips International Realty Corp.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

             Maryland                                  13-3963667
             --------                                  ----------
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)                Identification No)

                     417 Fifth Avenue, New York, NY 10016
                     ------------------------------------
              (Address of principal executive offices - Zip Code)

                                (212) 545-1100
                                --------------
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         7,341,265 shares outstanding as of May 14, 1998

                                    PART I

                             FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Financial Statements -

           Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.

           Condensed Consolidated Statement of Operations for the
           Three Months ended March 31, 1998.

           Condensed Consolidated Statement of Cash Flows for the
           Three Months ended March 31, 1998.

           Notes to Condensed Consolidated Financial Statements.

                      PHILIPS INTERNATIONAL REALTY CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share data)

                                                                                                         MARCH 31,      DECEMBER 31,
                                                                                                           1998               1997
                                                                                                         -------            -------
                                                                                                       (Unaudited)
ASSETS

Investments in partnerships
  Operating Partnership ......................................................................           $ 2,290            $ 2,286
  Property Partnerships ......................................................................                 1                  1
                                                                                                         -------            -------

        Total  Assets ........................................................................           $ 2,291            $ 2,287
                                                                                                         =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses ......................................................           $   104            $    84
                                                                                                         -------            -------

        Total  Liabilities ...................................................................               104                 84
                                                                                                         -------            -------

Shareholders' Equity:

  Series A Convertible Redeemable Preferred Stock,
   $.01 par value; $1,000 stated value; 30,000,000 shares authorized;
   1,940 shares issued and outstanding .......................................................             1,940              1,940
  Common Stock, $.01 par value; 150,000,000 shares authorized;
   47,660 shares issued and outstanding ......................................................              --                 --
  Additional paid in capital .................................................................               806                806
  Deficit ....................................................................................              (559)              (543)
                                                                                                         -------            -------

        Total  Shareholders' Equity ..........................................................             2,187              2,203
                                                                                                         -------            -------

        Total  Liabilities and Shareholders' Equity ..........................................           $ 2,291            $ 2,287
                                                                                                         =======            =======

                           See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 (Unaudited)

                      (In thousands, except share data)


Preferred units income allocation from Operating Partnership .......     $ 44

Equity in net income of Operating Partnership, as adjusted
  for the allocation of income to preferred units ..................        4

Administrative expenses ............................................      (20)
                                                                         ----

  Net income .......................................................     $ 28
                                                                         ====

  Net loss applicable to common shares .............................     $(16)
                                                                         ====

  Basic and diluted net loss per common share ......................   $(0.34)
                                                                         ====


                           See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 (Unaudited)

                                (In thousands)


Cash flow provided by operations .................................       $ 44
                                                                         ----
Cash flow from financing activities:
  Preferred stock dividend .......................................        (44)
                                                                         ----

          Net cash flow used in financing activities .............        (44)
                                                                         ----

         Change in cash and cash equivalents .....................          0
Cash and cash equivalents, beginning of period ...................          0
                                                                         ----

Cash and cash equivalents, end of period .........................       $  0
                                                                         ====


                           See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (In thousands, except share amounts)

1.       Formation Transactions

         Philips International Realty Corp. (the "Company"), a Maryland corporation, and Philips International Realty, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in July 1997 for the purpose of combining certain real estate properties which were owned by various partnerships and limited liability companies (the "Contributing Companies") in which Mr. Philip Pilevsky owned an interest.

         On December 31, 1997, the partners and members of the Contributing Companies transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which hold title to such shopping center assets, to certain newly-formed entities (the "Property Partnerships") as designated by the Operating Partnership in exchange for limited partnership interests ("Units") therein. Simultaneously, the Company contributed its fee title interest in another shopping center property plus $533 in cash to the Operating Partnership in exchange for a non-managing general partnership interest therein. Philips International Realty, LLC (the "Interim Managing General Partner"), a Delaware limited liability company whose sole member was Mr. Pilevsky, made pro rata contributions to the Operating Partnership and to each of the Property Partnerships in exchange for managing general partner/member interests therein. Additionally, the Company capitalized various wholly-owned subsidiaries so as to enable such entities to similarly obtain general partner or managing member interests in each of the Property Partnerships. The resultant effect of the foregoing, together with certain other events constituting the Formation Transactions, was that the ownership of (A) the Operating Partnership was comprised (i).001% by a managing general partner interest held by the Interim Managing General Partner
(ii) 3.2% by a non-managing general partner interest held by the Company (iii) 93.899% by limited partner interests held by the Unit holders, and (iv) 2.9% by non-managing general partnership interests held by others, and (B) the Property Partnerships were each comprised (i).001% by a managing general partner/member interest held by the Interim Managing General Partner (ii).01% by a non-managing general partner/member interest held by subsidiaries of the Company, and (iii) 99.989% by a limited partner or member interest held by the Operating Partnership.

         Upon completion of the public stock offering discussed in Note 3, the Interim Managing General Partner withdrew from the Operating Partnership and each of the Property Partnerships and the Company (directly or through its subsidiaries) assumed in full the rights and responsibilities associated with the management of the business and affairs of the Operating Partnership and each of the Property Partnerships as sole general partner/managing member. Prior to this time, the Company was required to account for its interests in the Operating Partnership and the Property Partnerships on the equity method.

         The Operating Partnership and the Property Partnerships had no business operations during 1997. The Company expects to qualify as a real estate investment trust for its taxable year ended December 31, 1997.

         Reference should be made to the Company's Annual Report on Form 10-K for further information with regard to the Formation Transactions.

2.       Interim Financial Statements

         The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K.

3.       Stock Split and Public Stock Offering

         On April 14, 1998, the Company authorized a 1.7051 for 1 split of its Common Stock which was effected immediately prior to the consummation of the stock offering referred to below. As a result, the number of outstanding shares of Common Stock prior to the stock offering increased to 81,265 shares.

         On May 13, 1998, the Company completed a primary public stock offering of 7,200,000 shares of Common Stock at $17.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $12,100, totaling approximately $113,900, have been used primarily to (i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions) of the Operating Partnership and the Property Partnerships, and
(ii) to redeem the Series A Convertible Redeemed Preferred Stock outstanding at March 31, 1998. As a consequence of this use of proceeds, the ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and a 25.2% limited partner interest held by the Unit holders. Accordingly, the Company will account for its interests in the Operating Partnership and the Property Partnerships on a consolidated basis effective as of the completion of the stock offering. A total 9,813,660 shares of Common Stock (7,341,265) and Units (2,472,395) are outstanding effective as of the completion of the stock offering.

4.       Net Loss per Common Share

         Basic net income (loss) per share excludes the dilutive effects of any outstanding options, warrants and convertible securities. Diluted net income (loss) per share includes the dilutive (but not any anti-dilutive) effect of outstanding options, warrants and convertible securities calculated under the treasury stock method.

         Basic and diluted net loss per common share in the accompanying Condensed Consolidated Statement of Operations is based upon a weighted average number of 47,660 shares of Common Stock outstanding during the quarter ended March 31, 1998.

5.       Investments in Operating Partnership and Property Partnerships

         Prior to completion of the public stock offering referred to in Note 3, the Company and its subsidiaries held a 3.2% non-managing general partnership interest in the Operating Partnership (which held a 99.989% limited partner or member interest in each of the Property Partnerships) and
 .01% non-managing general partner/member interests in the Property Partnerships, respectively. Accordingly, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method.

         Condensed operating information for the Property Partnerships (comprising thirteen shopping center properties) for the three months ended March 31, 1998, and for The Philips Company (comprising ten shopping center properties) and Merrick Commons and Mill Basin Plaza (two shopping center properties) for the three months ended March 31, 1997, follows. Certain balances have been reclassified to conform with current year presentations.

                                                                        MERRICK
                                                                        COMMONS
                                                                          AND
                                        PROPERTY      THE PHILIPS     MILL BASIN
                                      PARTNERSHIPS      COMPANY          PLAZA
                                          ------         ------         ------
                                FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

                                           1998           1997            1997
                                          ------         ------         ------
                                                     (In thousands)

Revenues from rental property .......     $8,343         $6,682         $1,275
                                          ------         ------         ------
Expenses:

  Operating expenses ................      1,017            970            109
  Real estate taxes .................      1,195            921            199
  Management fees to affiliates .....        247            246             61
  Interest expense ..................      3,678          2,982            556
  Depreciation and amortization .....      1,352            908            111
  General and administrative expenses         50             66             21
                                          ------         ------         ------
                                           7,539          6,093          1,057
                                          ------         ------         ------
          Income from operations ....     $  804         $  589         $  218
                                          ======         ======         ======

6.        Preferred Stock Dividend

         During March 1998, the Board of Directors of the Company declared a dividend on the Series A Convertible Redeemable Preferred Stock at the rate of $22.55 per share. This dividend was paid on March 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto, and the Company's Annual Report on Form 10-K. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

         When used in this quarterly report on Form 10-Q, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Results of Operations

         Prior to completion of the public stock offering referred to in Note 3 to the accompanying Condensed Consolidated Financial Statements, the Company and its subsidiaries held a 3.2% non-managing general partnership interest in the Operating Partnership (which held a 99.989% limited partner or member interest in each of the Property Partnerships) and .01% non-managing general partner/member interests in the Property Partnerships, respectively. Accordingly, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method.

         The following discussion compares the results of property operations of the Property Partnerships for the three months ended March 31, 1998, with the results of property operations of The Philips Company and the Merrick Commons and Mill Basin Plaza properties for the three months ended March 31, 1997, as more fully described in Note 5 to the accompanying Condensed Consolidated Financial Statements.

         Revenues from rental property increased $386,000 or 4.9% to $8,343,000 for the quarter ended March 31, 1998, as compared with $7,957,000 for the quarter ended March 31, 1997. The net increase is primarily attributable to growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases and the acquisition of the Lake Mary, Florida property.

         Property operating expenses decreased $62,000 from $1,079,000 for the quarter ended March 31, 1997, to $1,017,000 for the quarter ended March 31, 1998. This net decrease reflects moderate declines in certain seasonal operating expenses (e.g. snow removal costs) offset by increased expenses associated with the acquisition of the Lake Mary, Florida property. Property real estate taxes increased by approximately $75,000 or 6.7% between the corresponding periods, reflecting the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

         Management fees decreased $60,000 to $247,000 for the quarter ended March 31, 1998, as compared to $307,000 for the quarter ended March 31, 1997. This decrease reflects the change to a 3% management fee as provided for in the Management Agreement.

         Interest charges increased $140,000 or 4.0% to $3,678,000 for the quarter ended March 31, 1998, as compared with $3,538,000 for the quarter ended March 31, 1997, primarily representing financing costs on amounts borrowed to fund property expansion and renovation programs and to purchase interests in certain partnerships.

         Depreciation and amortization expenses increased $333,000 or 32.7% to $1,352,000 for the quarter ended March 31, 1998, as compared with $1,019,000 for the quarter ended March 31, 1997. This increase reflects the depreciation and amortization of (i) capital expenditures associated with the renovation and retenanting of properties in the portfolio, (ii) increased carrying values related to the acquisition of non-sponsor interests in the Company's properties, and (iii) the acquisition of the Lake Mary, Florida property.

Liquidity and Capital Resources

         The Philips Company historically relied on fixed and floating rate mortgage financing to fund acquisitions and refinance maturing debt. Working capital and funds required for distributions, debt service and capital expenditures were generally provided through net cash flows from operations and, in certain instances, capital contributions of partners and/or additional borrowing. The ability to refinance debt prior to maturity and to fund acquisitions were generally dependent upon interest rates, the general availability of both mortgage debt and private equity in the marketplace and the cash flow and value of the asset to be financed or refinanced. Distributions were generally made based upon 100% of excess cash over identified, near-term requirements.

         The Company believes its recent public stock offering will improve its financial position principally through substantial reductions in its overall debt. In connection with this offering, the Company has repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding mortgage debt has been reduced by approximately $109.3 million. The Company currently has outstanding approximately $71.5 million of secured fixed rate debt with a weighted average interest rate of 7.59% and a weighted average maturity of 5.2 years. This will result in a significant reduction in annual mortgage
interest expense as a percentage of total revenue (17.6% on a pro forma basis as compared to 44.5% for the historical year ended December 31, 1997), and cash from operations required to fund debt service requirements will decrease substantially. Based on the public offering price of $17.50 per share, the Company's ratio of debt to total debt and market capitalization is approximately 29.4%. The credit facility described below combined with this reduced leverage is expected to enhance the Company's ability to pursue its identified growth strategies.

         The Company intends to make regular quarterly distributions to the holders of its Common Stock. The first distribution, for the period commencing upon consummation of the public stock offering and ending June 30, 1998, is anticipated to be in an amount approximately equivalent to a quarterly distribution of $0.3375 per share (which, if annualized, would equal $1.35 per share), or an annual yield of 7.71% based on the public offering price per share of $17.50.

         The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

         The Company expects to meet its short-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future.

         The Company expects to meet its long-term liquidity requirements, such as property acquisition and development, scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. The Company also expects to use funds available under its credit facility to finance acquisition and development activities and capital improvements on an interim basis.

         Upon consummation of its public stock offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility will bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the level of borrowings outstanding relative to collateral value. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility will be secured by certain shopping center properties with recourse to the Company. The credit facility matures in two years, subject to the lender's right, upon 90 days' notice, to terminate the credit facility one year after the consummation of the offering.

Funds from Operations

         The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash requirements. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash requirements, including its ability to make cash distributions.

On a pro forma basis, after giving effect to the Company's public stock offering, Funds from Operations for the three months ended March 31, 1998 would have been approximately $3,725,000.

Inflation

         Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents on re-rental at market rates. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increase in costs and operating expenses resulting from inflation.

                                    PART II

                               OTHER INFORMATION

Item 1.    Legal Proceedings

                    The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 2.    Changes in Securities and Use of Proceeds

                    None

Item 3.    Defaults upon Senior Securities

                    None

Item 4.    Submission of Matters to a Vote of Security Holders.

                    None

Item 5.    Other Information

                    Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

Exhibit
Number         Description
------         -----------

3.4            Second Amended and Restated By-Laws of the Company (filed as
               Exhibit 3.3 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

3.5 Form of Certificate of Common Stock (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

10.16 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)


10.17 Employment Agreement between the Company and Brian J. Gallagher (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

10.18 Credit Agreement between the Operating Partnership and Prudential Securities Credit Corporation

27.1           Financial Data Schedule

   (b)         Reports on Form 8-K

               None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PHILIPS INTERNATIONAL REALTY CORP.

5/14/98                               /s/ Philip Pilevsky
-------                               ------------------------
(Date)                                Philip Pilevsky
                                      Chairman of the Board and
                                      Chief Executive Officer

5/14/98                               /s/ Brian J. Gallagher
-------                               ------------------------
(Date)                                Brian J. Gallagher
                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

3.4            Second Amended and Restated By-Laws of the Company (filed as
               Exhibit 3.3 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

3.5 Form of Certificate of Common Stock (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)


10.16 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

10.17 Employment Agreement between the Company and Brian J. Gallagher (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

10.18 Credit Agreement between the Operating Partnership and Prudential Securities Credit Corporation

27.1           Financial Data Schedule