Form 10-Q
period 1998-06-30
PHILIPS INTERNATIONAL REALTY CORP
filed 1998-08-14
CIK 1050686

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                       Commission file number 000-23463

                      Philips International Realty Corp.
            (Exact name of registrant as specified in its charter)

               Maryland                                 13-3963667
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)               Identification No)

                     417 Fifth Avenue, New York, NY 10016
              (Address of principal executive offices - Zip Code)

                                (212) 545-1100
             (Registrant's telephone number, including area code)

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

         7,340,474 shares outstanding as of August 12, 1998.

                                    PART I

                             FINANCIAL INFORMATION

Item 1.   Financial Statements

          Philips International Realty Corp.:

          Condensed Consolidated Financial Statements -

                   Condensed Consolidated Balance Sheets as of June 30, 1998, and December 31, 1997.

                   Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 1998.

                   Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1998.

          Notes to Condensed Consolidated Financial Statements.


          The Philips Company:

          Condensed Combined Financial Statements -

                   Condensed Combined Statements of Operations for the Three and Six Months Ended June 30, 1997.

                   Condensed Combined Statement of Cash Flows for the Six Months Ended June 30, 1997.

          Notes to Condensed Combined Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PHILIPS INTERNATIONAL REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 June 30, 1998

                                  (Unaudited)

ASSETS

Rental properties - net                                           $ 185,047,847
Cash and cash equivalents                                             2,152,342
Accounts receivable                                                   5,466,499
Deferred charges and prepaid expenses                                 3,629,712
Other assets                                                          2,540,475
                                                                  -------------

Total Assets                                                      $ 198,836,875
                                                                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Mortgages and notes payable                                $  71,411,381
       Accounts payable and accrued expenses                          2,926,504
       Dividends payable                                              1,330,095
       Other liabilities                                              1,377,199
                                                                  -------------

Total Liabilities                                                    77,045,179
                                                                  -------------

Minority interests                                                   31,030,284
                                                                  -------------

Shareholders' Equity
       Preferred Stock, $.01 par value; 30,000,000 shares                  --
            authorized; no shares issued and outstanding
       Common Stock, $.01 par value; 150,000,000 shares                  73,405
             authorized; 7,340,474 shares issued and outstanding
       Additional paid in capital                                    92,668,007
       Cumulative distributions in excess of net income                (958,948)
                                                                  -------------
                                                                     91,782,464

       Stock purchase loans receivable                               (1,021,052)
                                                                  -------------

Total Shareholders' Equity                                           90,761,412
                                                                  -------------

Total Liabilities and Shareholders' Equity                        $ 198,836,875
                                                                  =============


                            See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 1997

ASSETS

Investment in partnerships                                     $ 2,286,000
                                                               -----------

Total Assets                                                   $ 2,286,000
                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Related party payables                                  $    81,723
                                                               -----------

Total Liabilities                                                   81,723
                                                               -----------

Shareholders' Equity
       Series A Convertible Redeemable Preferred Stock,          1,940,000
            .$01 par value; $1,000 stated value; 30,000,000
            shares authorized and 1,940 shares issued and
            outstanding
       Common Stock, $.01 par value; 150,000,000 shares               --
            authorized; no shares issued and outstanding
       Additional paid in capital                                  807,000
       Accumulated deficit                                        (542,723)
                                                               -----------

Total Shareholders' Equity                                       2,204,277
                                                               -----------

Total Liabilities and Shareholders' Equity                     $ 2,286,000
                                                               ===========


                            See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                   For the Three Months Ended June 30, 1998

                                  (UNAUDITED)

Revenues from rental property                                   $ 4,527,667
                                                                -----------

Expenses:
     Operating expenses                                             569,225
     Real estate taxes                                              645,777
     Management fees to affiliates                                  134,945
     Interest expense                                               753,323
     Depreciation and amortization                                  780,295
     General and administrative expenses                            341,635
                                                                -----------
                                                                  3,225,200
                                                                -----------

        Operating income                                          1,302,467

Minority interests in income of Operating Partnership              (334,381)

Preferred units income allocation from Operating Partnership         19,493

Equity in net income of Operating Partnership, as adjusted
      for the allocation of income to preferred units                 2,044

Other income, net                                                    24,969
                                                                -----------

      Income before extraordinary items                           1,014,592

Extraordinary items                                                 (65,361)
                                                                -----------

      Net income                                                $   949,231
                                                                ===========

      Net income applicable to common shares                    $   929,738
                                                                ===========

Basic and diluted income (loss) per common share

      Income before extraordinary items                         $      0.25

      Extraordinary items                                             (0.02)
                                                                -----------

      Net income                                                $      0.23
                                                                ===========


                            See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    For the Six Months Ended June 30, 1998
                                  (UNAUDITED)

Revenues from rental property                                   $ 4,527,667
                                                                -----------

Expenses:
   Operating expenses                                               569,225
   Real estate taxes                                                645,777
   Management fees to affiliates                                    134,945
   Interest expense                                                 753,323
   Depreciation and amortization                                    780,295
   General and administrative expenses                              341,635
                                                                -----------
                                                                  3,225,200
                                                                -----------

     Operating income                                             1,302,467

Minority interests in income of Operating Partnership              (334,381)

Preferred units income allocation from Operating Partnership         63,143

Equity in net income of Operating Partnership, as adjusted
   for the allocation of income to preferred units                    6,823

Other income, net                                                     4,322
                                                                -----------

   Income before extraordinary items                              1,042,374

Extraordinary items                                                 (65,361)
                                                                -----------

   Net income                                                   $   977,013
                                                                ===========

   Net income applicable to common shares                       $   913,870
                                                                ===========

Basic and diluted income (loss) per common share

   Income before extraordinary items                            $      0.48

   Extraordinary items                                                (0.03)
                                                                -----------

   Net income                                                   $      0.45
                                                                ===========

                            See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                  CONDENSED COMBINED STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 1998

                                  (Unaudited)

Cash flow provided by operating activities:                   $   2,662,520
                                                              -------------

Cash flow from investing activities:
       Acquisitions of land, buildings and improvements          (2,200,831)
                                                              -------------

       Net cash used in investing activities                     (2,200,831)
                                                              -------------

Cash flow from financing activities:
       Repayment of mortgage notes payable, exclusive of
         scheduled principal amortization                      (109,303,875)
       Principal amortization of mortgage notes payable             (29,357)
       Redemption of Preferred Stock                             (1,940,000)
       Proceeds from sale of Common Stock                       113,027,028
       Dividends paid on Preferred Stock                            (63,143)
                                                              -------------

Net cash provided by financing activities                         1,690,653
                                                              -------------

Net increase in cash and cash equivalents                         2,152,342
Cash and cash equivalents, beginning of period                            0
                                                              -------------

Cash and cash equivalents, end of period                      $   2,152,342
                                                              =============

Noncash investing and financing activities:

       Acquisition of land, building and improvements with
         assumed indebtedness                                 $ 184,109,422
                                                              =============

       Dividends declared and paid in succeeding period       $   1,330,095
                                                              =============

                      PHILIPS INTERNATIONAL REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except share amounts)

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

         Reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, for further information with regard to the Formation Transactions.

2.   Interim Financial Statements

         The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership and the Property Partnerships on a consolidated basis effective as of May 13, 1998. See Note 3. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

3.   Stock Split and Public Stock Offering

         On April 14, 1998, the Company authorized a 1.7051 for 1 split of its Common Stock which was effected immediately prior to the consummation of the stock offering referred to below. As a result, the number of outstanding shares of Common Stock, prior to the public stock offering, increased to 81,265 shares from 47,660 shares.

         On May 13, 1998, the Company completed a public stock offering of 7,200,000 shares of Common Stock at $17.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $13,000, totaling approximately $113,000, have been used primarily to (i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions) of the Operating Partnership and the Property Partnerships, and (ii) to redeem the Series A Convertible Redeemed Preferred Stock. As a consequence of this use of proceeds, the ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and a 25.2% limited partner interest held by the Unit holders. Accordingly, the Company has accounted for its interests in the Operating Partnership and the Property Partnerships on a consolidated basis effective as of the May 13, 1998, the completion of the stock offering.

         Effective as of the completion of the public stock offering, there are 7,340,474 shares of Common Stock and 2,472,395 Units outstanding.

4.   Income (Loss) per Common Share

         Basic income (loss) per share excludes the dilutive effects of any outstanding options and warrants. Diluted income (loss) per share includes the dilutive (but not any anti-dilutive) effect of outstanding options and warrants calculated under the treasury stock method.

         Basic and diluted income (loss) per common share in the accompanying Condensed Consolidated Statements of Income is based upon weighted average numbers of 3,990,070 and 2,046,465 common shares outstanding for the three and six months ended June 30, 1998, respectively.

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

         Condensed operating information for the Property Partnerships (comprising thirteen shopping center properties) for the three and six months ended June 30, 1998, and for The Philips Company (comprising ten shopping center properties) and Merrick Commons and Mill Basin Plaza (two shopping center properties) for the three and six months ended June 30, 1997, follows. Certain balances have been reclassified to conform with current year presentations.

                                                                        Merrick
                                                                        Commons
                                                                        and Mill
                                           Property    The Philips      Basin
                                         Partnerships    Company        Plaza
                                            -------      -------       -------
                                             For the Three Months Ended June 30
                                                       (Unaudited)

                                              1998         1997          1997
                                            -------      -------       -------
Revenues from rental property ...........   $ 8,409      $ 6,162       $ 1,105
                                            -------      -------       -------
Expenses:
    Operating Expenses ...................    1,057          964           110
    Real estate taxes ....................    1,199          936           201
    Management fees to affiliates ........      251          233            54
    Interest expense .....................    2,414        3,348           465
    Depreciation and amortization ........    1,449          938           206
    General and administrative expenses ..        5           77           (21)
                                            -------      -------       -------
                                              6,375        6,496         1,015
                                            -------      -------       -------
             Income (loss) from operations  $ 2,034      $  (334)      $    90
                                            =======      =======       =======

                                                                        Merrick
                                                                        Commons
                                                                        and Mill
                                           Property    The Philips      Basin
                                         Partnerships    Company        Plaza
                                            -------      -------       -------
                                              For the Six Months Ended June 30
                                                       (Unaudited)

                                              1998         1997          1997
                                            -------      -------       -------

Revenues from rental property ............. $16,752      $12,844       $ 2,380
                                            -------      -------       -------
Expenses:
     Operating Expenses ...................   2,074        1,934           219
     Real estate taxes ....................   2,394        1,857           400
     Management fees to affiliates ........     498          479           115
     Interest expense .....................   6,092        6,330         1,021
     Depreciation and amortization ........   2,801        1,846           317
     General and administrative expenses ..      55          143             0
                                            -------      -------       -------
                                             13,914       12,589         2,072
                                            -------      -------       -------
              Income from operations ...... $ 2,838      $   255       $   308
                                            =======      =======       =======

6.   Stock Dividends

         On June 15, 1998, the Board of Directors declared the Company's initial Common Stock dividend of $.1812 per share for the period commencing upon completion of the public stock offering discussed in Note 3 and ended June 30, 1998. This dividend was paid on July 15, 1998, to common shareholders of record on July 1, 1998. The rate of dividend represented an amount approximately equivalent to a quarterly distribution of $.3375 per share which, if annualized, would equal $1.35 per share.

         During March and May 1998 the Board of Directors of the Company declared dividends on the Series A Convertible Redeemable Preferred Stock at the rates of $22.50 and $10.04 per share, respectively. These dividends were paid on March 31 and May 13, 1998, respectively.

7.   Extraordinary Items

         The accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 1998, include $65 in extraordinary losses representing the Company's share of prepayment penalties incurred and deferred financing costs written-off in connection with the repayment of certain mortgage loans with proceeds of the stock offering discussed in Note 3.

8.   Subsequent Events

         During July 1998 the Company acquired (i) a 77,000 square foot shopping center property located in Munsey Park, NY for approximately $21,500 in cash and assumed indebtedness, (ii) a 50% joint venture interest in a retail/residential site located at the corner of Third Avenue and East 86th Street in New York City for approximately $7,500 in cash and assumed indebtedness, and (iii) a 28.6 % interest in a limited partnership, controlled by a significant shareholder of the Company, which owns nine K-Mart anchored shopping centers for $12,700 in cash. Purchase of the interest in the portfolio of K-Mart anchored shopping centers was unanimously approved by the independent members of the Company's Board of Directors.

         The three transactions were financed with approximately $22,400 drawn under the Company's line of credit, and assumed property indebtedness of approximately $19,300. With respect to the assumed indebtedness, the weighted average interest rate and maturity are approximately 8.2% and 7.1 years, respectively.

                              THE PHILIPS COMPANY

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
               For the Three and Six Months Ended June 30, 1997
                       (Unaudited, Dollars in thousands)


                                          Three Months  Six Months
                                             Ended        Ended
                                            6/30/97      6/30/97
                                            --------     --------
Revenue from rental property                $  6,162     $ 12,844
                                            --------     --------

Expenses:
   Operating expenses                            964        1,934
   Real estate taxes                             936        1,857
   Management fees to affiliates                 233          479
   Interest expense                            3,348        6,330
   Depreciation and amortization                 938        1,846
   General and administrative expenses            77          143
                                            --------     --------

Total expenses                                 6,496       12,589
                                            --------     --------

Operating income (loss)                         (334)         255

Equity in income of investees                     54          143
Other income, net                                  9           14
                                            --------     --------

   Income (loss) before extraordinary items     (271)         412

Extraordinary items                             (164)        (164)
                                            --------     --------

Net income (loss)                           ($   435)    $    248
                                            ========     ========

                              THE PHILIPS COMPANY
                  CONDENSED COMBINED STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 1997

                       (Unaudited, Dollars in thousands)


Cash flow used in operating activities:                 ($    56)
                                                        --------

Cash flow from investing activities:
       Additions to land, buildings and improvements      (1,186)
                                                        --------

       Net cash used in investing activities              (1,186)
                                                        --------

Cash flow from financing activities:

       Proceeds from mortgage notes payable               65,000
       Repayment of mortgage notes payable               (60,793)
       Contributions from owners                             831
       Distributions to owners                            (3,597)
                                                        --------

       Net cash provided by financing activities           1,441
                                                        --------

Net increase in cash and cash equivalents                    199
Cash and cash equivalents, beginning of period               785
                                                        --------

Cash and cash equivalents, end of period                $    984
                                                        ========


Noncash investing and financing activities:
Loans to and from affiliates reclassified as capital
       contributions and/or distributions:
       Contributions                                    $    160
       Distributions                                         325
                                                        ========

                              THE PHILIPS COMPANY

               NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                (In thousands)

1.   Business Description

         The Philips Company was engaged in the ownership, operation, leasing and development of seven community and neighborhood shopping center properties (collectively, the "Properties") located in New York, Connecticut, New Jersey Massachusetts and Florida.

Principles of Combination

         The Philips Company was not a legal entity, but rather a combination of real estate properties that were organized as general and limited partnerships and limited liability companies and which were under the common ownership and control of Philip Pilevsky and his family. In addition, investments in certain non-controlled limited partnerships were accounted for under the equity method (see Note 2). All significant intercompany transactions and balances were eliminated in combination.

         The specific partnerships and limited liability companies included in the accompanying Condensed Combined Financial Statements are as follows:

         Entity                                      Property
         ------                                      --------
         Branhaven Plaza L.L.C.                      Branhaven Plaza
         Palm Springs Mile Associates, Ltd.          Palm Springs Mile
         Forest Avenue Shopping Associates           Forest Avenue Shoppers Town
         Philips Freeport Associates, L.P.           Meadowbrook Commons
         Foxborough Shopping L.L.C.                  Foxboro Plaza
         Enfield Shopping L.L.C.                     Elm Plaza
         Delran Shopping L.L.C.                      Millside Plaza

Formation Transactions

         The partners and members of The Philips Company and the Merrick/Mill Basin Properties (see Note 2) transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which held title to such shopping center assets, to certain newly-formed entities effective December 31, 1997.

         Reference should be made to Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements of Philips International Realty Corp. for further information concerning the Formation Transactions.

2.   Interim Unaudited Financial Information

         The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements for the three and six month periods ended June 30, 1997, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.

3.   Investment in Partnerships

         The Philips Company held a limited partnership interest and a minority general partnership interest in the following two partnerships (the "Merrick/Mill Basin Properties") which also owned and operated community and neighborhood shopping centers:

                                                          The Philips Company's
    Partnership                      Property             Percentage Ownership
    -----------                      --------             --------------------
    Merrick Shopping Associates      Merrick Commons              30%
    SP Avenue U Associates, L.P.     Mill Basin Plaza             49%

         As a limited partner and minority general partner, The Philips Company did not control the activities of the partnerships. These investments, accounted for under the equity method, were recorded initially at cost and subsequently adjusted for equity in the net income or loss of investees and cash contributions and distributions.

         Condensed operating information for these entities for the three and six months ended June 30, 1997, was as follows:

                                      Three Months Ended   Six Months Ended
                                        June 30, 1997       June 30, 1997
                                            ------              ------
                                          (Unaudited)        (Unaudited)
Revenues from rental property .........     $1,105              $2,380
                                            ------              ------
Expenses:
     Operating and other expenses              344                 734
     Interest .........................        465               1,021
     Depreciation and amortization ....        206                 317
                                            ------              ------
     Total expenses ...................      1,015               2,072
                                            ------              ------
Income from operations ................     $   90              $  308
                                            ======              ======

4.   Extraordinary Items

         The Condensed Statements of Income for the three and six months ended June 30, 1997, include an extraordinary loss of approximately $164 representing the write-off of deferred financing costs related to the refinancing of debt on a certain shopping center property.

                                    PART I
                                  (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

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

Results of Operations

         Prior to completion of the public stock offering referred to in Note 3 to the accompanying Condensed Consolidated Financial Statements, the Company and its subsidiaries held a 3.2% non-managing general partnership interest in the Operating Partnership (which held a 99.989% limited partner or member interest in each of the Property Partnerships) and .01% non-managing general partner/member interests in the Property Partnerships, respectively. Accordingly, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method from January 1 through May 12, 1998.

         The following discussion compares the results of property operations of the Property Partnerships for the three and six months ended June 30, 1998, with the results of property operations of The Philips Company and the Merrick Commons and Mill Basin Plaza properties for the three and six months ended June 30, 1997, as more fully described in Note 5 to the accompanying Condensed Consolidated Financial Statements.

Comparison of Three Months Ended 6/30/98 to Three Months Ended 6/30/97

         Revenues from rental property increased $1,142,000 or 15.7% to $8,409,000 for the quarter ended June 30, 1998, as compared with $7,267,000 for the quarter ended June 30, 1997. This net increase includes growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases and the acquisition of the Lake Mary, Florida property.

         Property operating expenses decreased $17,000 from $1,074,000 for the quarter ended June 30, 1997, to $1,057,000 for the quarter ended June 30, 1998. This net decrease reflects moderate declines in certain seasonal operating expenses offset by increased expenses associated with the acquisition of the Lake Mary, Florida property. Property real estate taxes increased by approximately $62,000 or 5.5% to $1,199,000 for the quarter ended June 30, 1998, as compared with $1,137,000 for the corresponding period during 1997, reflecting the acquisition of the Lake Mary, Florida property and the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

         Management fees decreased $36,000 to $251,000 for the quarter ended June 30, 1998, as compared to $287,000 for the quarter ended June 30, 1997. This decrease reflects the change to a 3% management fee as provided for in the Management Agreement.

         Interest charges decreased $1,399,000 or 36.7% to $2,414,000 for the quarter ended June 30, 1998, as compared with $3,813,000 for the quarter ended June 30, 1997, primarily due to the retirement of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3.

         Depreciation and amortization expenses increased $305,000 or 26.7% to $1,449,000 for the quarter ended June 30, 1998, as compared with $1,144,000 for the quarter ended June 30, 1997. This increase reflects the depreciation and amortization of (i) capital expenditures associated with the renovation and retenanting of properties in the portfolio, (ii) increased carrying values related to the acquisition of non-sponsor interests in the Company's properties, and (iii) the acquisition of the Lake Mary, Florida property.

Comparison of Six Months Ended 6/30/98 to Six Months Ended 6/30/97

         Revenues from rental property increased $1,528,000 or 10.0% to $16,752,000 for the six months ended June 30, 1998, as compared with $15,224,000 for the six months ended June 30, 1997. This net increase is largely due to growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases and the acquisition of the Lake Mary, Florida property.

         Property operating expenses decreased $79,000 from $2,153,000 for the six months ended June 30, 1997, to $2,074,000 for the six months ended June 30, 1998. This net decrease reflects moderate declines in certain seasonal operating expenses offset by increased expenses associated with the acquisition of the Lake Mary, Florida property. Property real estate taxes increased by approximately $137,000 or 6.1% between the corresponding periods, reflecting the acquisition of the Lake Mary Florida property and the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

         Management fees decreased $96,000 to $498,000 for the six months ended June 30, 1998, as compared to $594,000 for the six months ended June 30, 1997. This decrease reflects the change to a 3% management fee as provided for in the Management Agreement.

         Interest charges decreased $1,259.000 or 17.1% to $6,092,0000 for the six months ended June 30, 1998, as compared with $7,351,000 for the six months ended June 30, 1997, primarily due to the retirement of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3.

         Depreciation and amortization expenses increased $638,000 or 29.5% to $2,801,000 for the six months ended June 30, 1998, as compared with $2,163,000 for the six months ended June 30, 1997. This increase reflects the depreciation and amortization of (i) capital expenditures associated with the renovation and retenanting of properties in the portfolio, (ii) increased carrying values related to the acquisition of non-sponsor interests in the Company's properties, and (iii) the acquisition of the Lake Mary, Florida property.

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

         The Company believes its recent public stock offering will improve its financial position principally through substantial reductions in its overall debt. In connection with this offering, the Company repaid all of its existing floating rate mortgage debt. As a result, the total principal amount of outstanding mortgage debt has been reduced by approximately $109.3 million. At June 30, 1998, the Company had outstanding approximately $71.4 million of secured fixed rate debt with a weighted average interest rate of 7.59% and a weighted average maturity of 5.2 years. This will result in a significant reduction in annual mortgage interest expense as a percentage of total revenue (17.6% on a pro forma basis as compared to 44.5% for the historical year ended December 31, 1997), and cash from operations required to fund debt service requirements will decrease substantially. Based on the June 30, 1998, closing price for the Company's common shares in trading on the NYSE of $16.50 per share, the Company's ratio of debt to total debt and market capitalization at June 30, 1998, was approximately 30.6%. The credit facility described below combined with this reduced leverage is expected to enhance the Company's ability to pursue its identified growth strategies.

         The Company intends to make regular quarterly distributions to the holders of its Common Stock. The first distribution, for the period commencing upon consummation of the public stock offering and ended June 30, 1998, was in an amount approximately equivalent to a quarterly distribution of $0.3375 per share (which, if annualized, would equal $1.35 per share), or an annual yield of 8.2% based on the June 30, 1998, closing price per share of $16.50.

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

         Upon consummation of its public stock offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility will bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility will be secured by certain shopping center properties with recourse to the Company. The credit facility matures in two years, subject to the lender's right, upon 90 days' notice, to terminate the credit facility one year after the consummation of the offering.

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

         On a pro forma basis, after giving effect to the Company's public stock offering, Funds from Operations for the three and six months ended June 30, 1998 would have been approximately $3,840,000 and $7,565,000, respectively.

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

Computer Systems and Year 2000 Issues

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting form the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company's principal property management systems are licensed from and maintained by a third party software development company, which company is currently modifying its real estate products to address the Year 2000 issue. Accordingly, management does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. The Company currently is developing a plan to insure that its other internally generated operating systems are similarly modified on a timely basis.

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

Item 2. Changes in Securities and Use of Proceeds

         In conjunction with the Company's initial public stock offering described in Note 3 to the accompanying Condensed Consolidated Financial Statements, and pursuant to the terms of their respective Employment Agreements, each of Mr. Louis J. Petra, President, and Mr. Brian J. Gallagher, Chief Financial Officer, were extended non-recourse loans by the Company to purchase 57,143 and 2,857 unregistered shares, respectively, of Common Stock, par value $.01 per share, at the price to the public of $17.50 per share. The loans bear interest at 6% per annum and will be forgiven in installments in accordance with the terms of the respective agreements.

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information

         On July 31, 1998, the Company purchased a shopping center located in Munsey Park, New York, from TH Associates, LLC and TH Associates II, LLC. The center was purchased for $21.5 million funded with cash drawn under the Company's credit facility and assumed indebtedness The property is situated at the intersection of Northern Boulevard and Searingtown Road in Nassau County, Long Island, directly across from the Americana "Miracle Mile" shopping corridor. The fully-occupied center encompasses 77,000 square feet of leasable space and is anchored by Bed Bath & Beyond and Fresh Fields, a national specialty grocery chain. Historical financial statements pertaining to the operations of this shopping center as required pursuant to Rule 3-14 will be filed under cover of a Form 8-K as soon as is practicable, but in no event later than October 14, 1998.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             27.1 - Financial Data Schedule

         (b) Reports on Form 8-K

             None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PHILIPS INTERNATIONAL REALTY CORP.


8/13/98                        /s/ Philip Pilevsky
-------------                  -------------------------------
(Date)                         Philip Pilevsky
                               Chairman of the Board and Chief Executive Officer


8/13/98                        /s/ Brian J. Gallagher
-------------                  -------------------------------
(Date)                         Brian J. Gallagher
                               Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit
 Number           Description
 ------           -----------

  27.1            Financial Data Schedule