Form 10-Q
period 1998-09-30
PHILIPS INTERNATIONAL REALTY CORP
filed 1998-11-16
CIK 1050686

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  Form 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

Yes     X                               No
       ---                                 ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  7,340,474 shares outstanding as of November 13, 1998.

================================================================================

                                    PART I

                            FINANCIAL INFORMATION

Item 1.    Financial Statements

           Philips International Realty Corp:

           Condensed Consolidated Financial Statements -

                   Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.

                   Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 1998.

                   Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1998.

                   Notes to Condensed Consolidated Financial Statements.

           The Philips Company:

           Condensed Combined Financial Statements -

                   Condensed Combined Statements of Operations for the Three and Nine Months Ended September 30, 1997

                   Condensed Combined Statement of Cash Flows for the Nine Months Ended September 30, 1997

                   Notes to Condensed Combined Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      PHILIPS INTERNATIONAL REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              September 30, 1998

                                 (Unaudited)

                       ASSETS

Rental properties - net                                                                                               $205,693,708
Investments in real estate joint ventures                                                                               19,466,008
Cash and cash equivalents                                                                                                4,209,893
Accounts receivable                                                                                                      6,136,416
Deferred charges and prepaid expenses                                                                                    4,681,988
Other assets                                                                                                             3,021,821
                                                                                                              ---------------------

Total Assets                                                                                                          $243,209,834
                                                                                                              =====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Mortgages and notes payable                                                                                    $113,854,403
       Accounts payable and accrued expenses                                                                             3,846,935
       Dividends payable                                                                                                 2,477,411
       Other liabilities                                                                                                 1,774,438
                                                                                                              ---------------------

Total Liabilities                                                                                                      121,953,187
                                                                                                              ---------------------

Minority interests in Operating Partnership                                                                             31,170,728
                                                                                                              ---------------------

Shareholders' Equity
       Preferred Stock, $.01 par value; 30,000,000 shares authorized;                                                            -
            no shares issued and outstanding
       Common Stock, $.01 par value; 150,000,000 shares authorized;                                                         73,405
            7,340,474 shares issued and outstanding
       Additional paid in capital                                                                                       92,668,007
       Cumulative distributions in excess of net income                                                                 (1,688,789)
                                                                                                              ---------------------
                                                                                                                        91,052,623
       Stock purchase loans receivable                                                                                    (966,704)
                                                                                                              ---------------------

Total Shareholders' Equity                                                                                              90,085,919
                                                                                                              ---------------------

Total Liabilities and Shareholders' Equity                                                                            $243,209,834
                                                                                                              =====================

                           See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              December 31, 1997


                                      ASSETS

Investment in partnerships                                                                                              $2,286,000
                                                                                                              ---------------------

Total Assets                                                                                                            $2,286,000
                                                                                                              =====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Related party payables                                                                                              $81,723
                                                                                                              ---------------------

Total Liabilities                                                                                                           81,723
                                                                                                              ---------------------

Shareholders' Equity
       Series A Convertible Redeemable Preferred Stock,                                                                  1,940,000
            .$01 par value; $1,000 stated value; 30,000,000 shares authorized and
            1,940 shares issued and outstanding
       Common Stock, $.01 par value; 150,000,000 shares authorized;                                                              -
            no shares issued and outstanding
       Additional paid in capital                                                                                          807,000
       Accumulated Deficit                                                                                                (542,723)
                                                                                                              ---------------------

Total Shareholders' Equity                                                                                               2,204,277
                                                                                                              ---------------------

Total Liabilities and Shareholders' Equity                                                                              $2,286,000
                                                                                                              =====================

                           See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                For the Three Months Ended September 30, 1998

                                 (UNAUDITED)

Revenues from rental property                                                                                           $8,769,106
                                                                                                           -----------------------
Expenses:
   Operating expenses                                                                                                    1,239,938
   Real estate taxes                                                                                                     1,301,751
   Managment fees to affiliates                                                                                            260,850
   Interest expense                                                                                                      1,652,873
   Depreciation and amortization                                                                                         1,480,848
   General and administrative expenses                                                                                     637,182
                                                                                                           -----------------------
                                                                                                                         6,573,442
                                                                                                           -----------------------

   Operating income                                                                                                      2,195,664

Equity in net income of real estate joint ventures                                                                         310,624

Minority interests in income of Operating Partnership                                                                     (588,442)

Other income (expense), net                                                                                               (170,276)
                                                                                                             ---------------------

   Net income                                                                                                           $1,747,570
                                                                                                           =======================

Basic and diluted net income per common share                                                                                $0.24
                                                                                                           =======================

                           See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 For the Nine Months Ended September 30, 1998

                                 (UNAUDITED)

Revenues from rental property                                                                                          $13,296,773
                                                                                                           -----------------------

Expenses:
   Operating expenses                                                                                                    1,809,163
   Real estate taxes                                                                                                     1,947,528
   Managment fees to affiliates                                                                                            395,795
   Interest expense                                                                                                      2,406,196
   Depreciation and amortization                                                                                         2,261,143
   General and administrative expenses                                                                                     978,817
                                                                                                           -----------------------

                                                                                                                         9,798,642
                                                                                                           -----------------------

   Operating income                                                                                                      3,498,131

Equity in net income of real estate joint ventures                                                                         310,624

Minority interests in income of Operating Partnership                                                                     (922,823)

Preferred units income allocation from Operating Partnership                                                                63,143

Equity in net income of Operating Partnership, as adjusted for the allocation of income
   to preferred units                                                                                                        6,823

Other income (expense), net                                                                                               (165,954)
                                                                                                            ----------------------

   Income before extraordinary items                                                                                     2,789,944

Extraordinary items                                                                                                        (65,361)
                                                                                                           -----------------------

   Net income                                                                                                           $2,724,583
                                                                                                           =======================

   Net income applicable to common shares                                                                               $2,661,440
                                                                                                           =======================

Basic and diluted net income per common share

   Income before extraordinary items                                                                                         $0.71

   Extraordinary items                                                                                                       (0.02)
                                                                                                           -----------------------
                                                                                                                             $0.69
                                                                                                           =======================

                           See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                  CONDENSED COMBINED STATEMENT OF CASH FLOWS
                 For the Nine Months Ended September 30, 1998

                                 (Unaudited)

Cash flow provided by operating activities:                                                                             $4,980,092
                                                                                                                   ---------------

Cash flow from investing activities:
       Acquisitions of land, buildings and improvements                                                                (11,517,231)
       Investments in joint ventures                                                                                   (19,302,207)
                                                                                                                   ---------------

       Net cash used in investing activities                                                                           (30,819,438)
                                                                                                                   ---------------

Cash flow from financing activities:

       Repayment of mortgage notes payable, exclusive of scheduled principal amortization                             (109,303,875)
       Principal amortization of mortgage notes payable                                                                   (240,676)
       Proceeds from debt financing                                                                                     29,900,000
       Redemption of preferred stock                                                                                    (1,940,000)
       Proceeds from sale of Common Stock                                                                              113,027,028
       Dividends paid on Common Stock                                                                                   (1,330,095)
       Dividends paid on Preferred Stock                                                                                   (63,143)
                                                                                                                   ---------------

Net cash provided by financing activities                                                                               30,049,239
                                                                                                                   ---------------

Net increase in cash and cash equivalents                                                                                4,209,893
Cash and cash equivalents, beginning of period                                                                                   0
                                                                                                                   ---------------

Cash and cash equivalents, end of period                                                                                $4,209,893
                                                                                                                   ===============

Noncash investing and financing activities:

       Acquisition of land, building and improvements with assumed indebtedness                                       $196,863,763
                                                                                                                   ===============

       Dividends declared and paid in succeeding period                                                                 $2,477,411
                                                                                                                   ===============


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

                  On December 31, 1997, the partners and members of the Contributing Companies transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which hold title to such shopping center assets, to certain newly-formed entities (the "Property Partnerships") as designated by the Operating Partnership in exchange for limited partnership interests ("Units") therein. Simultaneously, the Company contributed its fee title interest in another shopping center property plus $533 in cash to the Operating Partnership in exchange for a non-managing general partnership interest therein. Philips International Realty, LLC (the "Interim Managing General Partner"), a Delaware limited liability company whose sole member was Mr. Pilevsky, made pro rata contributions to the Operating Partnership and to each of the Property Partnerships in exchange for managing general partner/member interests therein. Additionally, the Company capitalized various wholly-owned subsidiaries so as to enable such entities to similarly obtain general partner or managing member interests in each of the Property Partnerships. The resultant effect of the foregoing, together with certain other events constituting the Formation Transactions, was that the ownership of (A) the Operating Partnership was comprised (i).001% by a managing general partner interest held by the Interim Managing General Partner (ii) 6.1% by a non-managing general partner interest held by the Company, and (iii) 93.899% by limited partner interests held by the Unit holders and (B) the Property Partnerships were each comprised (i).001% by a managing general partner/member interest held by the Interim Managing General Partner (ii).01% by a non-managing general partner/member interest held by subsidiaries of the Company, and (iii) 99.989% by a limited partner or member interest held by the Operating Partnership.

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

                  The Operating Partnership and the Property Partnerships had no business operations during 1997. The Company operates so as to qualify as a real estate investment trust.

                  Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for further information with regard to the Formation Transactions.

2. Interim Financial Statements

                  The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership and the Property Partnerships effective as of May 13, 1998. See Note 3. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3. Stock Split and Public Stock Offering

                  On April 14, 1998 the Company authorized a 1.7051 for 1 split of its Common Stock which was effected immediately prior to the consummation of the stock offering referred to below. As a result, the number of outstanding shares of Common Stock prior to the stock offering increased to 81,265 shares from 47,660 shares.

                  On May 13, 1998, the Company completed a primary public stock offering of 7,200,000 shares of Common Stock at $17.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $12,100, totaling approximately $113,900, have been used primarily to (i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions) of the Operating Partnership and the Property Partnerships, and (ii) to redeem the Series A Convertible Redeemed Preferred Stock outstanding at December 31, 1997, and March 31, 1998. As a consequence of this use of proceeds, the ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and a 25.2% limited partner interest held by the Unit holders. Accordingly, the Company has accounted for its interests in the Operating Partnership and the Property Partnerships on a consolidated basis effective as of the completion of the stock offering. A total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) are outstanding effective as of the completion of the stock offering.

4. Income (Loss) per Common Share

                  Basic net income (loss) per share excludes the dilutive effects of any outstanding options and warrants. Diluted net income (loss) per share includes the dilutive (but not any anti-dilutive) effect of outstanding options and warrants calculated under the treasury stock method.

                  Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income is based upon weighted average numbers of 7,340,474 and 3,830,527 shares of Common Stock outstanding for the three and nine months ended September 30, 1998, respectively.

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

                  Condensed operating information for the Property Partnerships (comprising fourteen shopping center properties) for the three and nine months ended September 30, 1998, and for The Philips Company (comprising ten shopping center properties) and Merrick Commons and Mill Basin Plaza (two shopping center properties) for the three and nine months ended September 30, 1997, follows. Certain balances have been reclassified to conform with current year presentations.

                                                                                                                   Merrick
                                                                                                                   Commons
                                                                                                                   and Mill
                                                                                   Property        The Philips      Basin
                                                                                  Partnerships       Company        Plaza
                                                                                  ------------     -----------   -----------
                                                                                  For the Three Months Ended September 30,
                                                                                                   (Unaudited)

                                                                                     1998             1997           1997
                                                                                     ----             ----           ----
Revenues from rental property ................................................       $8,769          $6,741          $1,345
                                                                                     ------          ------          ------
Expenses:
          Operating expenses  ................................................        1,240             961              37
          Real estate taxes   ................................................        1,302             935             212
          Management fees to affiliates ......................................          261             244              65
          Interest expense ...................................................        1,653           3,579             560
          Depreciation and amortization ......................................        1,481           1,128             105
          General and administrative expenses ................................            2              63              47
                                                                                     ------          ------          ------
                                                                                      5,939           6,910           1,026
                                                                                     ------          ------          ------
                Income (loss) from operations  ...............................       $2,830          $ (169)         $  319
                                                                                     ======          ======          ======

                                                                                                                   Merrick
                                                                                                                   Commons
                                                                                                                   and Mill
                                                                                   Property        The Philips      Basin
                                                                                  Partnerships       Company        Plaza
                                                                                  ------------     -----------   -----------
                                                                                  For the Nine Months Ended September 30,
                                                                                                   (Unaudited)

                                                                                     1998             1997           1997
                                                                                     ----             ----           ----
Revenues from rental property   ..............................................       $25,521         $19,585         $ 3,725
                                                                                     -------         -------         -------
Expenses:
          Operating expenses  ................................................         3,314           2,895             256
          Real estate taxes   ................................................         3,696           2,792             612
          Management fees to affiliates ......................................           759             723             180
          Interest expense  ..................................................         7,745           9,909           1,581
          Depreciation and amortization  .....................................         4,282           2,974             422
          General and administrative expenses ................................            53             206              47
                                                                                     -------         -------         -------
                                                                                      19,849          19,499           3,098
                                                                                     -------         -------         -------
                Income from operations  ......................................       $ 5,672         $    86         $   627
                                                                                     =======         =======         =======

6.  Stock Dividends

                  On June 15 and September 15, 1998, the Board of Directors declared common stock dividends of $.1812 and $.3375 per share, respectively, which amounts were paid on July 15 and October 15, 1998, to common shareholders of record on July 1 and October 1, 1998, respectively. The $.3375 rate of dividend (the first full quarterly dividend payment), if annualized, would equal $1.35 per share.

                  During March and May 1998 the Board of Directors of the Company declared dividends on the Series A Convertible Redeemable Preferred Stock at the rates of $22.50 and $10.04 per share, respectively. These dividends were paid on March 31 and May 13, 1998, respectively.

7.  Extraordinary Items

                  The accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 1998, includes $65 in extraordinary losses representing the Company's share of prepayment penalties incurred and deferred financing costs written-off in connection with the repayment of certain mortgage loans with proceeds of the stock offering discussed in Note 3.

8.   Acquisition of Real Estate Interests

                  During the three months ended September 30, 1998, the Company acquired (i) a 77,000 square foot shopping center property located in Munsey Park, NY for approximately $21,500 in cash and assumed indebtedness, (ii) a 50% joint venture interest in a retail/residential site located at the corner of Third Avenue and East 86th Street in New York City for approximately $7,500 in cash and assumed indebtedness, (iii) a 28.6 % interest in a limited partnership affiliated with the Company which owns nine K-Mart anchored shopping centers for approximately $12,700 in cash, and (iv) a 50% joint venture interest in a retail, redevelopment site in Palm Beach County, Florida, for approximately $3,100 in cash. Purchase of the interest in the portfolio of K-Mart anchored shopping centers was unanimously approved by the independent members of the Company's Board of Directors.

                  The four transactions were financed with approximately $25.5 million drawn under the Company's line of credit, and assumed property indebtedness of approximately $19.3 million. With respect to the assumed indebtedness, the weighted average interest rate and maturity at the date of acquisition were approximately 8.2% and 7.1 years, respectively.

9.  Pro Forma Financial Information

                  As discussed in Note 8, the Company acquired a shopping center property located in Munsey Park, New York, during the three months ended September 30, 1998. The pro forma information set forth below is based upon the Company's historical, Condensed Consolidated Statement of Income for such period and the Pro Forma Condensed

Consolidated Statement of Income for the year ended December 31, 1997 (as set forth in the Company's Form S-11 Registration Statement dated May 7, 1998), adjusted to give effect to this property acquisition as of January 1, 1997.

                  This pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been, had the property acquisition occurred as of January 1, 1997, nor does it purport to represent the results of future operations.

                                                                  Three Months                  Year
                                                                  Ended 9/30/98            Ended 12/31/97
                                                                  -------------            --------------
Revenue from rental property .................................      $ 9,033                    $35,708
Income before extraordinary items  ...........................      $ 1,748                    $ 6,538
Income before extraordinary items, per common share ..........      $  0.24                    $  0.89

                             THE PHILIPS COMPANY

                 CONDENSED COMBINED STATEMENTS OF OPERATIONS
            For the Three and Nine Months Ended September 30, 1997
                      (Unaudited, Dollars in thousands)

                                                                                 Three Months                 Nine Months
                                                                                    Ended                        Ended
                                                                                   9/30/97                      9/30/97
                                                                           =========================   ===========================
Revenues from rental property                                                                $6,741                       $19,585
                                                                           -------------------------   ---------------------------

Expenses:
      Operating expenses                                                                        961                         2,895
      Real estate taxes                                                                         935                         2,792
      Managment fees to affiliates                                                              244                           723
      Interest expense                                                                        3,579                         9,909
      Depreciation and amortization                                                           1,128                         2,974
      General and adminstrative expenses                                                         63                           206
                                                                          -------------------------   ---------------------------

                                                                                              6,910                        19,499
                                                                          -------------------------   ---------------------------

           Operating income(loss)                                                              (169)                           86

Equity in income of investees                                                                   142                           285
Other income, net                                                                                 8                            22
                                                                          -------------------------   ---------------------------

           Income(loss) before extraordinary items                                              (19)                          393

Extraordinary items                                                                               0                          (164)
                                                                           -------------------------   ---------------------------

           Net income(loss)                                                                    ($19)                         $229
                                                                          =========================   ===========================

                           See accompanying notes.

                             THE PHILIPS COMPANY
                  CONDENSED COMBINED STATEMENT OF CASH FLOWS
                 For the Nine Months Ended September 30, 1997
                      (Unaudited, Dollars in thousands)

Cash flow provided by operating activities:                                                         $21
                                                                                 -----------------------

Cash flow from investing activities:
       Additions to land, buildings and improvements                                            (19,369)
                                                                                 -----------------------

       Net cash used in investing activities                                                    (19,369)
                                                                                 -----------------------

Cash flow from financing activities:

       Proceeds from mortgage notes payable                                                      79,400
       Repayment of mortgage notes payable                                                      (61,796)
       Contributions from owners                                                                  4,941
       Distributions to owners                                                                   (3,858)
                                                                                 -----------------------

       Net cash provided by financing activities                                                 18,687
                                                                                 -----------------------

Net decrease in cash and cash equivalents                                                          (661)
Cash and cash equivalents, beginning of period                                                      785
                                                                                 -----------------------

Cash and cash equivalents, end of period                                                           $124
                                                                                 =======================

Noncash investing and financing activities:
Loans to and from affiliates reclassified as capital
       contributions and/or distributions:
       Contributions                                                                               $159
       Distributions                                                                                325
                                                                                 =======================

                           See accompanying notes.

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

Formation Transactions

                  The partners and members of The Philips Company and the Merrick/Mill Basin Properties (see Note 3) transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which held title to such shopping center assets, to certain newly-formed entities effective December 31, 1997.

                  Reference should be made to Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements of Philips International Realty Corp. for further information concerning the Formation Transactions.

2. Interim Unaudited Financial Information

                  The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements for the three and nine month periods ended September 30, 1997, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein.

3. Investment in Partnerships

                  The Philips Company held a limited partnership interest and a minority general partnership interest in the following two partnerships (the "Merrick/Mill Basin Properties") which also owned and operated community and neighborhood shopping centers:

                                                                                                The Philips Company's
                  Partnership                                  Property                         Percentage Ownership
                  -----------                                  --------                         ---------------------
                  Merrick Shopping Associates                  Merrick Commons                            30%
                  SP Avenue U Associates, L.P.                 Mill Basin Plaza                           49%

                  As a limited partner and minority general partner, The Philips Company did not control the activities of the partnerships. These investments, accounted for under the equity method, were recorded initially at cost and subsequently adjusted for equity in the net income or loss of investees and cash contributions and distributions.

                  Condensed operating information for these entities for the three and nine months ended September 30, 1997, was as follows:

                                                                        Three Months Ended         Nine Months Ended
                                                                        September 30, 1997         September 30, 1997
                                                                      ---------------------        ------------------
                                                                            (Unaudited)                (Unaudited)
Revenues from rental property ......................................           $1,345                    $3,725
                                                                               ------                    ------
Expenses:
     Operating and other expenses  .................................              361                     1,095
     Interest ......................................................              560                     1,581
     Depreciation and amortization  ................................              105                       422
                                                                               ------                    ------
     Total expenses ................................................            1,026                     3,098
                                                                               ------                    ------
Income from operations  ............................................           $  319                    $  627
                                                                               ======                    ======

4. Extraordinary Items

                  The Condensed Combined Statement of Income for the nine months ended September 30, 1997, includes an extraordinary loss of approximately $164 representing the write-off of deferred financing costs related to the refinancing of debt on a certain shopping center property.

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

Results of Operations

                  Prior to completion of the public stock offering referred to in Note 3 to the accompanying Condensed Consolidated Financial Statements, the Company and its subsidiaries held a 6.1% non-managing general partnership interest in the Operating Partnership (which held a 99.989% limited partner or member interest in each of the Property Partnerships) and .01% non-managing general partner/member interests in the Property Partnerships, respectively. Accordingly, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method from January 1 through May 12, 1998.

                  The following discussion compares the results of property operations of the Property Partnerships for the three and nine months ended September 30, 1998, with the results of property operations of The Philips Company and the Merrick Commons and Mill Basin Plaza properties for the three and nine months ended September 30, 1997, as more fully described in Note 5 to the accompanying Condensed Consolidated Financial Statements.

Comparison of Three Months Ended 9/30/98 to Three Months Ended 9/30/97

                  Revenues from rental property increased $683,000 or 8.4% to $8,769,000 for the quarter ended September 30, 1998, as compared with $8,086,000 for the quarter ended September 30, 1997. This net increase includes growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases and the acquisition of the Lake Mary, Florida, and Munsey Park, New York, properties.

                  Property operating expenses increased $242,000 from $998,000 for the quarter ended September 30, 1997, to $1,240,000 for the quarter ended September 30, 1998. This net increase reflects moderate increases in certain seasonal operating expenses and increased expenses associated with the acquisitions of the Lake Mary, Florida, and Munsey Park, New York, properties. Property real estate taxes increased by approximately $155,000 or 13.5% to $1,302,000 for the quarter ended September 30, 1998, as compared with $1,147,000 for the corresponding period during 1997, reflecting the acquisition of the Lake Mary, Florida, and Munsey Park, New York, properties, and the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

                  Management fees decreased $48,000 to $261,000 for the quarter ended September 30, 1998, as compared to $309,000 for the quarter ended September 30, 1997. This decrease reflects the change to a 3% management fee as provided for in the Management Agreement.

                  Interest charges decreased $2,486,000 or 60.1% to $1,653,000 for the quarter ended September 30, 1998, as compared with $4,139,000 for the quarter ended September 30, 1997, primarily due to the repayment of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3.

                  Depreciation and amortization expenses increased $248,000 or 20.1% to $1,481,000 for the quarter ended September 30, 1998, as compared with $1,233,000 for the quarter ended September 30, 1997. This increase reflects the depreciation and amortization of (i) capital expenditures associated with the renovation and retenanting of properties in the portfolio, (ii) increased carrying values related to the acquisition of non-sponsor interests in the Company's properties, and (iii) the acquisition of the Lake Mary, Florida, and Munsey Park, New York, properties.

Comparison of Nine Months Ended 9/30/98 to Nine Months Ended 9/30/97

                  Revenues from rental property increased $2,211,000 or 9.5% to $25,521,000 for the nine months ended September 30, 1998, as compared with $23,310,000 for the nine months ended September 30, 1997. This net increase is largely due to growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases and the acquisition of the Lake Mary, Florida, and Munsey Park, New York, properties.

                  Property operating expenses increased $163,000 from $3,151,000 for the nine months ended September 30, 1997, to $3,314,000 for the nine months ended September 30, 1998. This net increase reflects moderate increases in certain seasonal operating expenses and increased expenses associated with the acquisition of the Lake Mary, Florida, and Munsey Park, New York, properties. Property real estate taxes increased by approximately $292,000 or 8.6% between the corresponding periods, reflecting the acquisition of the Lake Mary Florida, and Munsey Park, New York, properties and the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

                  Management fees decreased $144,000 to $759,000 for the nine months ended September 30, 1998, as compared to $903,000 for the nine months ended September 30, 1997. This decrease reflects the change to a 3% management fee as provided for in the Management Agreement.

                  Interest charges decreased $3,745,000 or 32.6% to $7,745,0000 for the nine months ended September 30, 1998, as compared with $11,490,000 for the nine months ended September 30, 1997, primarily due to the repayment of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3.

                  Depreciation and amortization expenses increased $886,000 or 26.1% to $4,282,000 for the nine months ended September 30, 1998, as compared with $3,396,000 for the nine months ended September 30, 1997. This increase reflects the depreciation and amortization of (i) capital expenditures associated with the renovation and retenanting of properties in the portfolio,
(ii) increased carrying values related to the acquisition of non-sponsor interests in the Company's properties, and (iii) the acquisition of the Lake Mary, Florida, and Munsey Park, New York, properties.

Liquidity and Capital Resources

                  The Philips Company historically relied on fixed and floating rate mortgage financing to fund acquisitions and refinance maturing debt. Working capital and funds required for distributions, debt service and capital expenditures were generally provided through net cash flows from operations and, in certain instances, capital contributions of partners and/or additional borrowing. The ability to refinance debt prior to maturity and to fund acquisitions was generally dependent upon interest rates, the general availability of both mortgage debt and private equity in the marketplace and the cash flow and value of the asset to be financed or refinanced. Distributions were generally made based upon 100% of excess cash over identified, near-term requirements.

                  The Company believes that its recent public stock offering improved its financial position, principally through enabling the Company to substantially delever its shopping center portfolio. In connection with this offering, the Company utilized approximately $109.3 million of the net proceeds to repay all of its then outstanding floating-rate debt and certain secured, fixed-rate obligations. The secured, fixed-rate debt remaining, totaling approximately $71.5 million, had a weighted average interest rate and term to maturity of 7.6% and 5.2 years, respectively. The significant reduction in the Company's overall debt served to reduce annual mortgage interest expense as a percentage of total revenue and the cash from operations required to fund debt service requirements.

                  As described in Note 8 to the accompanying Condensed Consolidated Financial Statements, the Company financed the acquisition of $44.8 million in real estate interests during the three months ended September 30, 1998, with approximately $25.5 million drawn under the Company's line of credit, and assumed property indebtedness of approximately $19.3 million. With respect to the assumed indebtedness, the weighted average interest rate and term to maturity at the date of acquisition were 8.2% and 7.1 years, respectively.

                  As of September 30, 1998, based upon the closing price for the Company's common shares in trading on the NYSE of $15.31 per share, the Company's ratio of total debt to total debt and equity market capitalization was 43.1%. The Company considers the availability of funds under its revolving credit facility described below and its access to other sources of debt and equity capital sufficient to pursue its identified growth strategies.

                  The Company intends to make regular quarterly distributions to the holders of its Common Stock. The distribution for the period ended September 30, 1998, was $0.3375 per share (which, if annualized, would equal $1.35 per share), or an annual yield of 8.8% based on the September 30, 1998, closing price per share of $15.31.

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

                  Upon consummation of its public stock offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling $28,650 at September 30, 1998, are secured by certain shopping center properties with recourse to the Company. The credit facility matures in two years, subject to the lender's right, upon 90 days' notice, to terminate the credit facility one year after the consummation of the offering.

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

                  Funds from Operations increased to approximately $3,938,000 for the three months ended September 30, 1998, as compared to approximately $3,840,000 on a pro forma basis for the three months ended June 30, 1998. Pro forma Funds from Operations for the nine months ended September 30, 1998, totaled approximately $11,503,000. These pro forma figures give retroactive effect as of January 1, 1998, to the Company's initial public stock offering ("IPO") completed May 13, 1998, and reflect adjustments consistent with those noted in the Company's Registration Statement on Form S-11. Funds from Operations for the respective periods has been determined as follows:

                     Calculation of Funds From Operations
                                (In thousands)

                                                  Three Months                 Nine Months
                                                 Ended 9/30/98                Ended 9/30/98
                                                 -------------                -------------
Net income applicable to
    common shares                                 $ 1,748                        $ 2,661

Extraordinary items                                    --                             65 (1)

Minority interests in
    Operating Partnership                             588                            923

Depreciation and amortization                       1,481                          2,261

Adjustment for unconsolidated
     joint ventures                                   121 (2)                        121 (2)

Pro forma adjustments                                  --                          5,472 (3)
                                                  -------                        -------

Funds from Operations                             $ 3,938                        $11,503
                                                  =======                        =======

Distributions                                     $ 3,312                        $ 9,936 (4)
                                                  =======                        =======

Payout ratio                                         84.1%                          86.4%(4)
                                                  =======                        =======

(1) Company share of write off of deferred financing costs and prepayment penalties incurred in connection with the satisfaction of mortgages and other loans with proceeds of IPO.

(2) Company share of depreciation and amortization charges in unconsolidated real estate joint ventures.

(3) Non-recurring adjustments consistent with those noted in Form S-11 Registration Statement necessary to give effect to completion of May, 1998, IPO as of January 1, 1998.

(4) Pro forma distributions and payout ratio based upon $.3375 per quarter, or $1.35 per annum, rate set forth in Form S-11 Registration Statement.

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

Computer Systems and Year 2000 Issues

                  The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company recognizes the importance of minimizing the frequency and significance of any disruptions in its business and financial affairs that may occur as a result of Year 2000, and has adopted a comprehensive compliance program designed to achieve this objective.

                  The Company's program encompasses (i) the assessment and modification, as necessary, of its internal information technology systems that may be affected by the Year 2000 problem, (ii) the identification and interrogation of third parties, including tenants, vendors, contractors and joint venture partners, to enable the Company to evaluate and appropriately respond to the state of preparedness by such parties to address Year 2000 problems, and (iii) the assessment of property operating systems to avert operational malfunctions associated with Year 2000.

                  Execution on the Company's Year 2000 program is proceeding on schedule. The Company's principal property management systems are licensed from and maintained by a third party software development company, which company is currently modifying its real estate products to address the Year 2000 issue on a timely basis. The initiatives to date have been at nominal expense to the Company, and management does not anticipate any significant future costs or problems associated with becoming Year 2000 compliant.

                  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company is unable to determine at this time whether the consequences of failing to adequately address all Year 2000 concerns will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with appropriate modification of its information and operating systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                  Readers are cautioned that certain statements in this Computer Systems and Year 2000 Issues discussion regarding the Company's efforts to become Year 2000 compliant, the timing thereof and costs associated therewith are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected.

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

                  None.

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      27.1 - Financial Data Schedule

                  (b) Reports on Form 8-K

                      None

                                EXHIBIT INDEX

 Exhibit
 Number                 Description
-------                 ------------
  27.1                  Financial Data Schedule

                                  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PHILIPS INTERNATIONAL REALTY CORP.

11/13/98                      /s/ Philip Pilevsky
----------------              -------------------------------------------------
(Date)                        Philip Pilevsky
                              Chairman of the Board and Chief Executive Officer

11/13/98                      /s/ Brian J. Gallagher
----------------              -------------------------------------------------
(Date)                        Brian J. Gallagher
                              Chief Financial Officer