Form 10-K405
period 1998-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 1999-03-31
CIK 1050686

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        Commission File Number: 000-23463

                                .................

                       PHILIPS INTERNATIONAL REALTY CORP.
             (Exact Name Of Registrant As Specified In Its Charter)

          Maryland                                              13-3963667
(State Or Other Jurisdiction Of                                (IRS Employer
Incorporation Or Organization)                              Identification No.)

417 Fifth Avenue, New York, New York                             10016
(Address Of Principal Executive Offices)                       (Zip Code)

                                 (212) 545-1100
              (Registrant's Telephone Number, Including Area Code)

                          ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

   (Title of Each Class)           (Name of Each Exchange on Which Registered)
Common Stock, $0.01 par value                New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         As of March 15, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $93.8 million. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. The calculation does not reflect a determination that persons are non-affiliates for any other purpose.

         As of March 15, 1999, 7,340,474 shares of common stock, $.01 par value, of the Company (the "Common Stock") were outstanding.

         LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 27.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual meeting of shareholders to be held on May 20, 1999 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K


                                                                                                                       PAGE
                                                                                                                       ----
PART I
   Item 1.   Business...............................................................................................     1
   Item 2.   Properties.............................................................................................     12
   Item 3.   Legal Proceedings......................................................................................     20
   Item 4.   Submission of Matters to a Vote of Security Holders....................................................     20

PART II
   Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters...................................     20
   Item 6.   Selected Financial Data................................................................................     21
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................     22
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................     27
   Item 8.   Financial Statements and Supplementary Data............................................................     27
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................     28

PART III
   Item 10.  Directors and Executive Officers of the Registrant.....................................................     28
   Item 11.  Executive Compensation.................................................................................     28
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................     28
   Item 13.  Certain Relationships and Related Transactions.........................................................     28

PART IV
   Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K......................................     29


                                     PART I



ITEM 1. BUSINESS

GENERAL


         Philips International Realty Corp. (the "Company") is a self-advised real estate investment trust ("REIT") formed to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the "Philips Group"). For more than 15 years, the Philips Group has been engaged in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly concentrated in two major, densely populated, East Coast metropolitan regions: (i) the New York, Northern New Jersey, Long Island and Connecticut consolidated metropolitan statistical area (the "New York CMSA") and (ii) the Miami-Fort Lauderdale consolidated metropolitan statistical area (the "Miami CMSA"). As of December 31, 1998, the Company's portfolio consisted of interests in 26 retail properties (each a "Property," and collectively, the "Properties"), plus 2 development sites, encompassing 3.8 million square feet of gross leasable area ("GLA"). Twenty-one (21) of the Properties are anchored by national or regional supermarkets or discount department stores such as Publix Supermarkets, Inc., Winn-Dixie Stores, Inc., Waldbaums/APW Supermarkets, Inc. and K-Mart. The Company believes the strength of these discount department stores and grocery retailers, as well as other key anchor tenants, provide the Properties with consistent consumer traffic and enables the Company to attract additional quality anchor retailers, as well as quality national, regional and local non-anchor retailers. As of December 31, 1998, the Properties were 94% leased to 392 tenants.

         The Company's strategy is to develop and acquire for redevelopment quality neighborhood and community shopping centers, located in demographically strong, under-stored markets which serve the daily needs of the surrounding community. The Company will continue this strategy by focusing its activities primarily in the New York CMSA, and secondarily in the Miami CMSA. Management believes its extensive experience, market knowledge and network of industry contacts within these regions gives the Company a competitive advantage and enhances its ability to identify and capitalize on development and acquisition for redevelopment opportunities. The Company believes that the New York CMSA and Miami CMSA are both attractive regions in which to own and develop retail properties for long-term investment.

         The Company's day-to-day operations are strategically directed by its executive officers and implemented through a management agreement (the "Management Agreement") with a property management company affiliated with the Philips Group (the "Management Company"). The Management Agreement provides for the payment of fees, not to exceed prevailing market rates, and can be canceled, in whole or in part, at any time by the Company as it internalizes property management services. This agreement enables the Company to utilize the Philips Group's infrastructure on a cost-effective basis. Going forward, the Company is committed to internalize property management functions as its portfolio grows. Based on its current business plan, the Company expects to become a fully integrated, self-managed operation by May, 2000.

         Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, leads a management team whose executive officers have an average of approximately 16 years experience in acquiring, redeveloping and developing retail properties. Philips International Realty Corp. and the Philips Group have acquired, redeveloped and/or developed more than 70 retail properties encompassing over 5.4 million square feet within the New York CMSA and Miami CMSA markets. Mr. Pilevsky and the other executive officers and directors beneficially owned in the aggregate approximately 22.6% of the outstanding Common Stock (or units redeemable therefor).

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

         Management expects that a significant part of the Company's growth will be achieved through continuing its program of acquiring an optimal, risk-adjusted mix of additional shopping centers for redevelopment at attractive initial returns, including: (i) well established, stable properties which the Company believes are currently leased at below market rents; (ii) underperforming, poorly managed properties; and (iii) properties with additional land for new development or expansion. The Company seeks to acquire shopping centers at below replacement cost in markets with strong demographics, emphasizing locations where retail demand exceeds supply and the creation of new supply is constrained. The Company believes there are significant opportunities within the markets in which it currently operates to acquire such properties, including opportunities to acquire property portfolios. The Company further believes that the markets in which it operates are mature, established markets in which property owners may have low tax bases, and therefore exposure to significant taxable gains upon sale. Management believes that, over time, the Company's ability to acquire properties for Units enabling such sellers to defer taxable gain, coupled with its extensive market expertise and contacts, as well as its access to capital as a public company, will enable the Company to successfully execute its business plan.

         The Company balances its acquisition activities through its selective development of additional quality neighborhood and community shopping centers, primarily in the New York CMSA markets. The Company capitalizes on management's extensive development experience, market knowledge, network of industry contacts and relationships and its proven track record. In order to minimize the risk and the commitment of capital for prolonged periods usually associated with development, the Company will continue to focus on two strategies to secure its development projects: (i) pursuing requests for proposal ("RFPs") or similar municipally sponsored development opportunities; and (ii) entering into land purchase contracts which are subject to the satisfactory resolution of key development contingencies, such as obtaining approvals and permits.

         The Company also will continue to utilize its long-standing asset and property management practices to maximize cash flow from its existing Properties and enhance their long-term value through its extensive knowledge of the retail industry and shopping center operations. During the past five years, the Company has increased the occupancy rate of the Properties from 88% as of December 31, 1993 to 94% as of December 31, 1998, while also increasing the total annualized contractual base rent in those shopping centers comprising the Company's consolidated core portfolio from $8.93 to $11.38 per leased square foot.

         As of December 31, 1998, the Company's debt to total capitalization ratio was approximately 48%, based on the closing stock price in trading on the New York Stock Exchange ("NYSE") on such day of $15.375 per share. The Company intends to maintain a ratio of debt to total market capitalization (defined as the market value of the outstanding Common Stock, including interests redeemable therefor, plus the total debt of the Company) of not more than 50%. However, such percentage may be temporarily exceeded or altered without the consent of the Company's shareholders. The Company's organizational documents do not limit the amount of indebtedness that the Company may incur.

EMPLOYEES

         As of December 31, 1998, the Company had 27 employees, 21 of whom are maintenance, security and clerical personnel at the Properties located in Hialeah, Florida. The Company believes that relations with its employees are good. None of the employees are unionized.

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

         All of the Properties have been subject to a Phase I environmental assessment (which involves general inspections without soil sampling or ground water analysis) completed within the last two years by independent environmental consultants. None of these environmental assessments has revealed any environmental liability that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any material environmental liability.

         There are no other laws or regulations which have a material effect on the Company's operations, other than typical state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

         The Company operates in only one industry segment. The Company does not have any foreign operations and its business is not seasonal. All of the Company's Properties are retail shopping center properties. As of December 31, 1998, the total annualized contractual base rents due under leases with tenants at the Company's twelve Properties located in the New York CMSA or Miami CMSA markets represented 83% of the total annualized contractual base rents due under all of the Company's leases.

RECENT DEVELOPMENTS

Formation Transactions.

         On December 31, 1997, the Company and certain members of the Philips Group completed the formation transactions (the "Formation Transactions"), pursuant to which the Properties, or partnership or membership interests in the Properties, were contributed to Philips International Realty, L.P., a Delaware limited partnership (the "Operating Partnership") of which the Company is the general partner, in exchange for limited partnership interests in the Operating Partnership (the "Units"). The Units are redeemable at the Unitholder's request; such Units will be redeemed, at the Company's option and in its sole discretion, either for shares of Common Stock on a one-for-one basis (subject to certain anti-dilution adjustments and exceptions) and/or cash (based upon the fair market value of an equivalent number of shares of Common Stock at the time of redemption). In connection with the Formation Transactions, the Company entered into: (i) employment agreements with each of Messrs. Petra and Gallagher and Ms. Levine; (ii) the Management Agreement with the Management Company; and (iii) a non-competition agreement (the "Non-Competition Agreement") with Mr. Pilevsky, Ms. Levine and the Management Company. See "Item 11. Executive Compensation" and "Item 13. Certain Relationships and Related Transactions."

Public Stock Offering.

         On May 13, 1998, the Company completed a primary public stock offering of 7,200,000 shares of Common Stock at $17.50 per share (the "Offering"). The net proceeds totaling approximately $113,000,000 have been used primarily to (i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions and the Offering) of the Operating Partnership and the partnerships or limited liability companies holding fee title to the Properties (collectively the "Property Partnerships"), and (ii) to redeem the Series A Convertible Redeemed Preferred Stock outstanding at December 31, 1997. The ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and 25.2% limited partner interest held by the Unit holders. A total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) were outstanding effective as of the completion of the stock offering.

Real Estate Investments.

         During the third quarter of 1998, the Company acquired (i) a 77,000 square foot shopping center property located in Munsey Park, NY for approximately $21,500,000 in cash and assumed indebtedness, (ii) a 50% joint venture interest in a retail/ residential site located at the corner of Third Avenue and East 86th Street in New York City for approximately $3,400,000 in cash, and (iii) a 28.6% interest in a limited partnership, controlled by a significant shareholder of the Company, which owns nine K-Mart anchored shopping centers for $12,700,000 in cash.

         The Munsey Park shopping center ("Munsey Park") is located on Long Island in an affluent, densely populated community approximately 20 miles from New York City. Munsey Park is situated at the intersection of Northern Boulevard and Searingtown Road, directly across from the Americana "Miracle Mile" shopping corridor, one of the premier retail markets on Long Island. The fully-occupied center encompasses 77,000 square feet of leasable space and is anchored by Bed Bath & Beyond and Fresh Fields, a national specialty grocery chain.

         The Company also acquired a 50% joint venture interest in a retail/residential site located at the corner of Third Avenue and East 86th Street in New York City. The Company considers the property to be a prime retail/residential redevelopment opportunity in the heart of Manhattan's affluent Upper East Side and is currently evaluating alternatives concerning the renovation and/or redevelopment of the site. In addition, the Company acquired a 28.6% interest in a portfolio of nine K-Mart anchored shopping centers located in six states and comprising 1.1 million square feet of leasable space.

         These three transactions were financed with approximately $23,500,000 drawn under the Company's line of credit, and assumed property indebtedness of approximately $14,100,000.

         During the fourth quarter of 1998, the Company entered into several additional investments, representing a total capital commitment of approximately $30.3 million: (i) a 75% interest in a retail development site fully approved for construction in Glen Cove, Long Island, on which the Company intends to develop a 50,000 square foot shopping center, (ii) a 75% interest in a 54,000 square foot shopping center fronting Central Avenue in Westchester County which the Company intends to redevelop, (iii) an additional 14.3% interest in the portfolio of nine, unencumbered K-Mart-anchored shopping centers at a cost of $6.4 million, and (iv) interests in two additional retail development sites for approximately $3 million in cash. Subsequent to December 31, 1998, the Company acquired an additional 14.2% (bringing to a total current ownership of 57.1%) interest in the K-Mart portfolio for $6.4 million in cash. Purchase of the interests in the portfolio of K-Mart anchored shopping centers was unanimously approved by the independent members of the Company's Board of Directors.

         Both the Glen Cove and Westchester County projects are located in densely-populated neighborhoods with each being well-situated in the heart of the communities' premier commercial corridor. The Glen Cove project will be anchored by a Staples office supply superstore and is expected to be completed by the Fall of 1999. Acquisition of the Westchester property occurred simultaneously with termination of an existing, below-market anchor tenant lease. The Company has executed a new lease with Staples for the recaptured 34,000 square feet at a rental level well above that being paid by the existing anchor at the time of acquisition. The capital committed to these projects is expected to total $14.5 million.

         The initial capital investments in these various transactions totaling approximately $24.9 million was financed with borrowings under the Company's credit facility.

         During March 1999, the Company acquired full ownership of a 200,000 square foot shopping center in Palm Beach County, Florida. A venture in which the Company had previously been a 50% partner acquired the property for redevelopment in September, 1998 at a price of approximately $33 per square foot. The Company plans to redevelop the property around an entertainment-related use. A letter of intent has been executed with a nationally recognized tenant and lease negotiations are in process. The total $6.6 million invested in this project to date has been financed with borrowings under the Company's credit facility.

Leasing and Construction Activities.

         The Company has completed transactions involving the lease up of available space in the portfolio and the recapture of below-market leases and re-tenanting at higher levels which are expected to generate annualized internal FFO growth. Specifically the Company has (i) substantially completed reconstruction of 35,000 square feet leased to TJ Maxx at its Palm Springs Village property in Hialeah, FL, (ii) executed a market-rate lease with National Wholesale Liquidators to occupy 34,000 square feet at its Forest Avenue Shoppers Town center in Staten Island, NY previously rented at a rate significantly below market, (iii) signed a lease with a state agency to occupy 15,000 square feet of space at its Mall on the Mile shopping center in Hialeah, FL and (iv) substantially completed construction of a 14,000 square foot, free-standing facility for Walgreens in conjunction with the recapture of this tenant's prominent, below-market end-cap space at the Company's Meadowbrook Commons shopping center in Freeport, Long Island.

Financing Activities.

Mortgage Financing. As of December 31, 1998, there was a total of approximately $137.5 million of debt outstanding encumbering certain Properties. This total includes approximately $52.5 million in borrowings under the revolving credit facility described below. The Company had approximately $85 million of secured fixed rate debt with a weighted average interest rate of 7.7% and a weighted average maturity of 5.3 years. See Note 7 to the Notes to Financial Statements for a discussion of the debt encumbering the

Company's Properties at December 31, 1998.

Credit Facility. The Company maintains a $100 million senior revolving credit facility (the "Credit Facility") with a financial services institution. The availability of funds under the Credit Facility is subject to the Company's compliance with a number of customary financial and other covenants. The Credit Facility may be used to finance the Company's acquisition and redevelopment activities and, within limitations, for working capital and general corporate purposes. Borrowings under the Credit Facility are secured by certain Properties with recourse to the Company and the Operating Partnership.

The Initial Public Offering ("Offering"). On May 13, 1998, the Company filed a Form S-11 Registration Statement with the SEC pursuant to which the Company sold 7,200,000 shares of Common Stock at $17.50 per share.

Shareholder Rights Plan

         On February 22, 1999, the Board of Directors of the Company authorized a dividend distribution (the "Distribution") of one preferred share purchase right (a "Right") for each outstanding share of Common Stock of the Company. The dividend is payable on March 31, 1999 (the "Record Date"), to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company at a price of $55.00 per one one-thousandth (1/1000) of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Shareholder Rights Agreement (the "Rights Agreement") by and between the Company and BankBoston, N.A., as rights agent (the "Rights Agent").

         Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights certificates will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) ten calendar days following the date (the "Shares Acquisition Date") of public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") have acquired, or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of the outstanding Common Stock (the "Share Acquisition Date") or (ii) ten calendar days (or such later date as may be determined by action of the Board of Directors prior to the time any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or public announcement of an intent to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of fifteen percent (15%) or more of the outstanding Common Stock (the earlier of such dates being called the "Distribution Date"). Until the Distribution Date, the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates. New Common Stock certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date, the surrender or transfer of any certificates representing outstanding Common Stock also will transfer the Rights associated with the Common Stock represented by such certificate. Any person or group owning in excess of 15% of the outstanding Common Stock as of March 31, 1999, shall only trigger the effects referred to above if such person increases its ownership of Common Stock by 10% or more above the beneficial ownership of Common Stock of such Person on such date.

         As soon as practicable following the Distribution Date, separate certificates representing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will represent the Rights.

         The Rights are not exercisable until the Distribution Date. The Rights will expire at the close of business on March 31, 2009 (the "Final Expiration Date"), unless the Final Expiration Date is extended or the Right Certificates are earlier redeemed or exchanged by the Company, as described below. Each Right generally will entitle the holder to purchase one one-thousandth (1/1,000th) of a Preferred Share of the Company at a price of $55.00.

         In the event that, following the Distribution Date, any person or group becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock having a market value equal to two times the Purchase Price of the Right. Notwithstanding any of the foregoing, once any person or group becomes an Acquiring Person, all Rights that are or were beneficially owned by any such Acquiring Person will be null and void.

         For example, at an exercise price of $55.00 per Right, each Right not owned by an Acquiring Person would entitle its holder to purchase $110.00 worth of Common Stock for $55.00. Assuming that the Common Stock had a per share value of $27.50 on the date upon which such person or group became an Acquiring Person, the holder of each valid right would be entitled to purchase four (4) shares of Common Stock for $55.00.

         In the event that, following the Distribution Date, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation, or (ii) 50% or more of the Company's consolidated assets or earning power is sold or transferred, then each holder of a Right (except Rights which previously have been voided as set forth in the preceding paragraph) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price of the Right.

         The Purchase Price payable, and the number of Preferred Shares (or Common Stock) issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for the purchase of Preferred Shares or convertible securities at less than the current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular quarterly cash dividends or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

         With certain exceptions, no adjustment in the Purchase Price will be required until the time at which cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractional shares which are integral multiples of one one-thousandth of a Preferred Share) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading date prior to the date of exercise.

         At any time after any person or group becomes an Acquiring Person, the Board of Directors may cause the Company to exchange the Rights (other than Rights owned by the Acquiring Person which shall have become void), in whole or in part, at an exchange ratio of one Common Stock per Right (subject to adjustment).

         At any time prior to the earlier of (i) the close of business on the tenth calendar day following the Shares Acquisition Date (or if the Shares Acquisition Date shall have occurred prior to the Record Date, the close of business on the tenth day following the Record Date) or (ii) the Final Expiration Date, the Board of Directors of the Company may cause the Company to redeem the Rights in whole, but not in part, at a price of $.0l per Right (the "Redemption Price"). Immediately upon the action of the Board of Directors of the Company electing to redeem the Rights, the Company shall make announcement thereof, and upon such action, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

         Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

         The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, including an amendment to lower certain thresholds described above to not less than the greater of (i) the sum of one one-thousandth percent (.001%) and the largest percentage of the outstanding Common Stock then known to the Company to be beneficially owned by any person or group (other than Acquiring Persons) and (ii) ten percent (10%), except that from and after such time as any person or group becomes an Acquiring Person no such amendment may adversely affect the interest of the holders of the Rights.

         The foregoing description of the Rights is qualified in its entirety by reference to the Rights Agreement which is attached as an exhibit to this Form 10-K.

RISK FACTORS

         Our results from operations and ability to pay dividends may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors.

We are dependent upon the economics in our markets and of shopping centers generally.

         Dependence on certain market regions. Twelve of our property interests are located in either of the following major east coast metropolitan regions: (1) the New York, northern New Jersey, Long Island and Connecticut metropolitan market area or (2) the Miami-Fort Lauderdale metropolitan market area. As of December 31, 1998, the total weighted average annualized base rent due under leases with tenants at properties located in such areas represented 83% of our total annualized base rents due under all of our leases. Adverse economic developments in these states could adversely impact the operations of our properties and, therefore, our profitability. Since our portfolio consists primarily of retail properties (as compared to a more diversified portfolio), a decline in the economy or a decline in the demand for retail space may adversely affect our ability to make distributions.

         Dependence on certain properties. As of December 31, 1998, the total annualized base rent due under leases with tenants at four of our properties located in Hialeah, Florida represented 35% of our total annualized base rents due under all of our leases. Adverse economic developments or a decline in consumer demand for shopping centers in this area or at these four properties could disproportionately and adversely affect our ability to make distributions.

Conflicts of interest could adversely affect our operations.

         Potential conflicts with management. Our executive officers, including Mr. Philip Pilevsky and Ms. Sheila Levine, direct our day-to-day operations. Philips International Holding Corp., a corporation that Mr. Pilevsky and Ms. Levine own, manages such day-to-day operations pursuant to a management agreement dated December 31, 1997 among us, Philips International Realty. L.P. and Philips International Holding Corp. Mr. Pilevsky also has several other real estate holdings and activities that are not part of our company. A limited number of such holdings are retail properties that may compete with our properties. Personnel of Philips International Holding Corp. will spend some of their time managing the holdings of Mr. Pilevsky. This will prevent such personnel from devoting their efforts full-time to managing our properties. The failure of the such personnel to adequately serve us could adversely affect our business.

         Potential conflicts with other real estate activities. In connection with our and Philip International Realty, L.P.'s formation in December 1997, we acquired twelve of our thirteen properties we then owned from holders of units of the Philips International Realty, L.P. Certain of these holders, including Mr. Pilevsky and Ms. Levine, continue to hold significant interests in real properties (including retail properties that may compete with our properties) that they owned but did not transfer to us at such time. While an Amended and Restated Non-Competition Agreement dated as of December 31, 1997 among us, Philips International Realty, L.P., Philips International Holding Co., Mr. Pilevsky and Ms. Levine prevents Mr. Pilevsky, Ms. Levine and Philips International Holding Corp. from acquiring, operating and managing or developing certain retail shopping center properties other than through us, it does not restrict their activities with respect to retail properties they owned but did not transfer to us at the time of our formation. As a result, Mr. Pilevsky will devote his professional time to overseeing the management of our properties as well as overseeing the management of other properties. The failure of Mr. Pilevsky to adequately serve us could adversely affect our business.

         Potential conflicts with holders of units of Philips International Realty, L.P. Holders of units of Philips International Realty, L.P., including Mr. Pilevsky and Ms. Levine, may have interests that conflict with our and our shareholders' interests. If we (1) sell or refinance certain properties or (2) reduce indebtedness encumbering such properties, holders of units (particularly Mr. Pilevsky and Ms. Levine who previously held interests in our properties) may suffer worse tax consequences than we or our shareholders may suffer. To avoid such consequences, Mr. Pilevsky and Ms. Levine, as executive officers and directors of our company, could (1) influence our board of directors not to sell or refinance a property even though such sale or refinancing might otherwise benefit us or (2) cause us to refinance a property at a higher level of debt than would be in our best interest.

Our performance is subject to risks associated with the real estate industry.

         General. Our ability to make distributions to our shareholders depends on the ability of our properties to generate funds (including earned income and capital appreciation) in excess of operating expenses (including scheduled principal payments on debt and capital expenditure requirements). Events or conditions that are beyond our control may adversely affect funds from operations and the value of our properties. Such events or conditions could include:

     o    changes in the general economic climate;

     o material and adverse changes in capital market availability of debt and/or equity;

     o changes in local conditions such as oversupply of space or a reduction in demand for rental space;

     o    decreased attractiveness of our properties to potential tenants;

     o    competition from other available space;

     o    our inability to provide adequate maintenance;

     o increased operating costs, including insurance premiums and real estate taxes, due to inflation and other factors

     o    which may not necessarily be offset by increased rents;

     o changes in laws and regulations (including tax, environmental and housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

     o    changes in interest rate levels and the availability of financing;

     o    the inability of a significant number of tenants to pay rent;

     o    our inability to rent space on favorable terms; and

     o civil unrest, earthquakes and other natural disasters that may result in uninsured losses.

         Financially distressed tenants may be unable to pay rent. A tenant may default or file for bankruptcy at any time. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant's lease could reduce our cash flow available for distribution. Two of our anchor tenants, Caldor Inc. and Bradlees Stores Inc., currently operate under the protection of the bankruptcy laws. Caldor Inc. leases 94,393 square feet at Elm Plaza Shopping Center and 86,830 square feet at Branhaven Plaza and Bradlees Stores Inc. leases 60,000 square feet at Foxboro Plaza. Termination of any of such leases could temporarily interrupt our rental income from (1) the tenant of the affected space and (2) other tenants at the property whose income depends upon the tenant's presence as an anchor store at such property.

         Illiquidity of real estate limits our ability to act quickly. Real estate investments are relatively illiquid. Such illiquidity may limit our ability to vary our portfolio quickly in response to changes in economic and other conditions. If we want to sell a property, we might not be able to dispose of such property in the time period we desire, and the sales price of such property might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. Such limitations on our ability to sell our investments could adversely affect our ability to make distributions.

         Americans With Disabilities Act compliance could be costly. Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers to certain disabled persons' accesses. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions.

         Environmental problems are possible and may be costly. Various federal, state and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner or operator was responsible for or even knew of the presence of such substances. The presence of or failure to properly remediate hazardous or toxic substances may adversely affect our ability to rent, sell or borrow against contaminated property. Various laws and regulations also impose on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location liability for the costs of removal or remediation of such substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for such disposal ever owned or operated the disposal facility. Certain other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As owners and operators of property and as potential arrangers for hazardous substance disposal, we may be liable under such laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of such costs and expenses could adversely affect our ability to make distributions.

         Within the last two years, independent environmental consultants completed a "Phase I" environmental assessment of our properties. Although this environmental assessment did not reveal any environmental liability that could materially affect our financial condition or results of operations, you should consider that (1) such assessment involved general inspections without soil sampling or ground water analysis and may not have revealed all environmental liabilities, (2) future laws, ordinances or regulations could impose material environmental liability on us and (3) acts by tenants or other third parties and the condition of land near our properties (such as the presence of underground storage tanks) could adversely affect the condition of our properties and subject us to environmental liability.

         Competition for acquisitions may result in increased prices for properties. Retailers at our properties face increasing competition from other forms of retailing such as catalogues, discount shopping clubs and telemarketing. We face increasing competition for prospective tenants with landlords of shopping center properties that may be newer in appearance, better located or better maintained than our properties. Such competition may reduce our cash flow and adversely affect our ability to make distributions by:

          o interfering with our ability to attract and retain tenants in our properties or in properties we develop or acquire;

          o increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates;

          o and adversely affecting our ability to minimize expenses of operation.

         Redevelopment and development of real estate could be costly. As part of our strategy, we actively pursue (1) redevelopment projects and (2) development projects. In addition to the risks involved in the ownership and operation of established retail properties, included among the risks of redevelopment or development projects that may adversely affect our cash available for distribution are the following:

          o failure to complete construction on schedule or within budget may increase debt service expense and construction costs;

          o we may incur predevelopment costs for projects we do not complete;

          o inadequate occupancy or rental rates of a completed project may affect our ability to pay operating expenses or earn our targeted rate of return on our investment;

          o an unsuccessful project could cause our losses to exceed our investment in such project;

          o financing for redevelopment and newly developed projects may not be available to us on favorable terms;

          o long-term financing may not be available upon completion of construction; and

          o our distribution of 95% of our real estate investment trust taxable income (to maintain our qualification as a real estate investment trust) will limit our ability

          o to finance acquisitions or new developments with income or cash flow from operations.

         Uninsured losses may adversely affect our cash flow. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance. Our insurance policies contain specifications, limits and deductibles comparable to those typically contained in policies covering similar properties. We also carry owner's title insurance policies on all of our properties for amounts that may be less than the full value of our properties. If an uninsured loss or a loss from a title defect to a property in excess of insured limits occurs, we could lose all or part of our investment in and anticipated profits and cash flows from such property. In the case of a title defect, we could remain obligated for any recourse mortgage indebtedness or other financial obligations related to such property. Any of such losses could adversely affect our ability to make distributions.

Debt financing could adversely affect our economic performance.

         Scheduled debt payments and refinancing could adversely affect our financial condition. We are subject to the risks normally associated with debt financing, including the following:

          o our cash flow may be insufficient to meet required payments of principal and interest;

          o payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses;

          o we may not be able to refinance indebtedness on our properties at maturity;

          o the terms of refinancing may not be as favorable as the terms of the related indebtedness; and

          o we could become more highly leveraged (because our policies and organizational documents do not limit the amount of debt, ratio of debt to total market capitalization or percentage of indebtedness we may incur) and, therefore, default on our obligations and debt service requirements.

         As of December 31, 1998, we had outstanding an aggregate of approximately $137.5 million of primarily mortgage indebtedness (including approximately $52.5 million in borrowings under our revolving credit facility).

         Because we may not be able to pay all of our mortgage indebtedness prior to maturity with our internally generated cash, we may need to repay such debt through refinancings and/or equity offerings. If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our cash flow and ability to make distributions include the following:

          o we may need to dispose of one or more of our properties upon disadvantageous terms;

          o prevailing interest rates or other factors at the time of refinancing could increase interest rates and, therefore, our interest expense;

          o if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases;

          o certain of our mortgages encumbering properties have "cross default" or "cross collateralization" provisions that entitle the secured lender to certain remedies (including foreclosure) against more than one property; and

          o foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the Internal Revenue Code.

         Rising interest rates may adversely affect our cash flow. Advances under our $100 million senior revolving credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate, based on the level of borrowings outstanding relative to collateral value. We may incur additional debt in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our cash flow and ability to make distributions or cause us to default under certain debt covenants.

We are dependent upon our key personnel whose continued service is not guaranteed.

         We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We cannot assure you that any of our executive officers will remain with us. We have entered into employment agreements with Louis J. Petra, Sheila Levine and Brian J. Gallagher. Although we do not expect to enter into an employment agreement with Philip Pilevsky, Mr. Pilevsky has a significant ownership interest in our company. We also have entered into a non-competition agreement with each of Mr. Pilevsky and Ms. Levine that prevents them from engaging in certain retail real estate activities.

A year 2000 failure could disrupt our operations.

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, we are unable to determine at this time whether the consequences of failing to adequately address all Year 2000 concerns will have a material impact on our results of operations, liquidity or financial condition. However, we expect our Year 2000 program will significantly reduce our level of uncertainty about the Year 2000 problem. We anticipate that, with appropriate modification of our information and operating systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be reduced. We are not in a position to assess or evaluate the impact of a worst case scenario. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Inability to make required distributions to shareholders could affect our real estate investment trust status.

         For the Internal Revenue Service to treat us as a real estate investment trust under the Internal Revenue Code, we must distribute to our shareholders at least 95% of our real estate investment trust taxable income each year. We cannot assure you that we will satisfy the annual distribution requirement to qualify as a real estate investment trust.

         Reliance on board of directors to determine distributions. Much of our income will consist of our allocable share of the income of Philips International Realty, L.P. and much of our cash flow will consist of distributions from Philips International Realty, L.P. Our board of directors will determine distributions by Philips International Realty, L.P. In making such determination, the board of directors may consider many factors, including the following:

          o    the amount of cash available for distribution;

          o    Philips International Realty, L.P.'s financial condition;

          o Philips International Realty, L.P.'s capital expenditure requirements;

          o the annual distribution requirement under the real estate investment trust provisions of the Internal Revenue Code; and

          o    such other factors as our board of directors deems relevant.

         Risk of borrowing funds to meet distribution requirements. We may need to borrow funds on a short-term or long-term basis to meet the distribution requirements for real estate investment trust qualification even if the then prevailing market conditions are not favorable for borrowings. Our need to borrow such funds depends on (1) differences in timing between the receipt of income and the payment of expenses in arriving at taxable income (of us or Philips International Realty, L.P.) and (2) the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments.

Consequences of failure to qualify as a real estate investment trust could adversely affect our financial condition.

         Our failure to qualify as a real estate investment trust for federal income tax purposes could adversely affect our financial and other conditions.

         Tax liabilities as a consequence of failure to qualify as a real estate investment trust. We have operated so as to qualify as a real estate investment trust for federal income tax purposes since our taxable year ended December 31, 1997. Although we believe we will continue to operate in such manner, we cannot guarantee you that we will. Qualification as a real estate investment trust depends on our meeting various requirements (some on an annual and quarterly basis) established under highly technical and complex tax provisions of the Internal Revenue Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, we cannot assure you that we will qualify as a real estate investment trust for any taxable year.

         If we fail to qualify as a real estate investment trust in any taxable year, we will be subject to the following:

          o we will not be allowed a deduction for distributions to shareholders;

          o we will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and

          o unless we are entitled to relief under certain statutory provisions, we will not be permitted to qualify as a real estate investment trust for the four taxable years following the year during which we were disqualified.

A loss of real estate investment trust status would reduce our net earnings available for investment or distribution to our shareholders. Failure to qualify as a real estate investment trust also would eliminate the requirement that distributions to our shareholders be made.

         Other tax liabilities. Even if we qualify as a real estate investment trust, we are subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state taxes.

         Risk of changes in the tax law applicable to real estate investment trusts. Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us or our shareholders.

Certain provisions of law may inhibit changes in control.

         Certain provisions of the Maryland General Corporation Law, our articles of incorporation, our by-laws and Philips International Realty, L.P.'s partnership agreement may (1) inhibit a change in control of our company, (2) inhibit the removal of existing management or (3) prevent us from paying you a premium for your shares of our common stock over the then-prevailing market prices.

         Staggered board of directors. We divide our board of directors into three classes serving staggered three-year terms. This may inhibit a change in control of our company.

         New classes and series. Under our articles of incorporation, our board of directors may create new classes and series of securities and establish preferences and rights of such classes and series. Our issuance of additional classes or series of our capital stock may inhibit a change of control of our company.

         Ownership limit. Under our articles of incorporation and certain resolutions of our board of directors, no one may acquire or own more than 8% of the outstanding shares of our capital stock (except for Mr. Pilevsky who may own up to 17.5% of such shares) and no one may own or acquire shares of any class of our capital stock that would (1) cause five or fewer persons to own more than 50% in value of our shares of capital stock or (2) otherwise cause us to fail to qualify as a real estate investment trust. Such ownership limit may:

          o    discourage a change of control of our company;

          o deter tender offers for our capital stock that you may find attractive; or

          o limit your opportunity to receive a premium for your capital stock that might otherwise exist if an investor attempted to assemble a block of capital stock in excess of the ownership limit or to effect a change in control of our company.

         Rights of Limited Partners. Under Philips International Realty, L.P.'s partnership agreement, we may not engage in any of the following transactions unless all limited partners of Philips International Realty, L.P. will receive (or have the right to receive) for each unit an amount of cash, securities or other property equal to the product of (1) the number of shares of our common stock for which each unit is redeemable and (2) the greatest amount of cash, securities or other property paid to the holder of shares of common stock pursuant to the terms of such transaction:

          o a merger, consolidation or other combination with or into another person;

          o    a sale of all or substantially all of our assets; or

          o any reclassification, recapitalization or change of our outstanding equity interests.

If, in connection with any of the above transactions, the holders of outstanding shares of our common stock accepts a purchase, tender or exchange offer, each holder of units of Philips International Realty L.P. will receive (or have the right to receive) the greatest amount of cash, securities or other property which such holder would have received had it (1) exercised its right to redemption and (2) received shares of common stock in exchange for its units immediately prior to the expiration of such purchase, tender or exchange offer and then accepted such purchase, tender or exchange offer.

Our board of directors may change investment and financing policies without your vote.

         General. Our board of directors determines (1) our investment and financing policies, (2) our growth strategy, and (3) our debt, capitalization, distribution and operating policies. At any time and without your approval, the board of directors may revise or amend these policies and strategies. Such changes could adversely affect our financial condition or results of operations, and, therefore, our ability to make distributions.

         Issuance of additional securities. You do not have any preemptive right to acquire any common stock or other equity or debt securities we may offer. Any such issuance of securities could dilute your investment.

         Risks involved in acquisitions through partnerships or joint ventures. We may invest in properties through partnerships or joint ventures. Partnership or joint venture investments may involve risks not involved with direct acquisitions that include the following:

          o    a co-venturer or partner in an investment may become bankrupt;

          o a co-venturer's or partner's economic or business interests or goals may conflict with our interests or goals;

          o a co-venturer or partner may act contrarily to our instructions, requests, policies or objectives; and

          o our articles of incorporation do not limit the amount we may invest in such joint ventures or partnerships.

         Risks of investing in securities of entities owning real estate. We may acquire securities of entities that own real estate. Because of ownership limits and gross income requirements we must meet to maintain our real estate investment trust qualification, we may not be able to control (1) the ownership, operation and management of the underlying real estate or (2) the distributions with respect to such securities. Our lack of control could adversely affect our ability to make required distributions.

         Risks of investing in mortgages. We may invest in mortgages. Investments in mortgages may include the following risks that may adversely affect our ability to make distributions:

          o borrowers may be unable to make debt service payments or pay principal when due;

          o the principal of the mortgage note securing a property may exceed the value of the mortgaged property; and

          o interest rates payable on the mortgages may be lower than our cost of funds to acquire such mortgages.

Adverse effect of increasing market interest rate levels on price of common stock.

         The annual distribution rate on the price paid for shares of our common stock (compared to rates on alternative investments) may influence the public market price of our common stock. An increase in general interest rate levels may lead purchasers of our common stock to demand a higher annual distribution rate. Such demands could adversely affect the market price of our common stock.

Disclosure regarding forward-looking statements.

         The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that expectations will be achieved.

ITEM 2. PROPERTIES

GENERAL

         As of December 31, 1998, the Company held interests in 26 retail properties, plus 2 development sites, encompassing 3.8 million square feet of GLA. Information concerning the 26 operating properties is set forth in the following Property Summary Data chart.

         The Company's neighborhood and community shopping centers usually are anchored by national or regional retailers. As long-time participants in the shopping center industry, management has established close relationships with a large number of major national and regional retailers. As of December 31, 1998, the Properties were 94% leased to 392 tenants with 78% of the total GLA leased to national and regional retailers. Twenty-one (21) of the Properties are anchored by national or regional supermarkets or discount department stores such as Publix Supermarkets, Inc., Winn-Dixie Stores Inc., Waldbaums/APW Supermarkets, Inc. and K-Mart. The Company believes the strength of these discount department stores and grocery retailers, as well as other key anchor tenants, provide the Properties with consistent consumer traffic and enable the Company to attract additional quality anchor retailers, as well as quality national, regional and local non-anchor retailers.

PROPERTY SUMMARY DATA

The following table sets forth certain information relating to each of the Properties at December 31, 1998.

                                                                                          Annualized Contractual
                                                                                          Base Rent At 12/31/98(1)
                                                                                          ------------------------
                                      Year Built/
                                      Renovated
                                      ---------            Total         % Leased                    % Of           Base
                             %                              GLA              At        Base        Portfolio      Rent/Sq. Ft.
Property And Location      Owned     Yr. Acquired        (Sq. Ft.)       12/31/98   Rent  ($000)   Base Rent       (2) ($)
---------------------      -----     ------------        ---------       --------   ------------   ---------       -------
NEW YORK CMSA

   Forest Avenue
     Shoppers Town           100.0     1957/1996       177,002             100.0        3,557         11.4         20.10
     Forest Avenue                       1984
     Staten Island, New York

   Meadowbrook Commons       100.0       1990(3)       173,027             100.0        3,030          9.7         17.51
     Sunrise Highway
     Freeport, New York

   Merrick Commons           100.0     1960/1994       108,444              99.5        1,682          5.4         15.59
     Merrick Road                        1985
     Merrick, New York

   Mill Basin Plaza          100.0       1991(3)        80,708             100.0        2,104          6.7         26.07
     Avenue U
     Brooklyn, New York

   Branhaven Plaza           100.0     1971/1996       191,496              96.6        1,288          4.1          6.97
     U.S. 1                              1985
     Branford, Connecticut

   Munsey Park S.C.          100.00    1979/1995        78,035             100.00       2,246          7.2         28.78
     Northern Blvd.                      1998
     Munsey Park, NY

TOTAL/WEIGHTED AVERAGE       100.0                     808,712               99.1      13,907         44.5         17.35

NEW YORK CMSA-
   JOINT VENTURES

   1517-25 Third Ave.         50.0     Development      10,552*             100.0         566**        1.8        107.18
     New York, NY                        Project

   1703 Central Park Ave.     75.0     Redevelopment    54,819*             100.0         505**        1.6         12.28
     Yonkers, NY                         Project

TOTAL/WEIGHTED AVERAGE           --       --            65,371*             100.0       1,071*         3.4         28.24

MIAMI CMSA

   Mall on the Mile          100.0      1985(4)        591,369               96.9       4,172         13.4         7.28
     Palm Springs Mile
     Hialeah, Florida

   Palm Springs Village      100.0      1985(4)        309,359               90.5       2,982          9.6        10.65
     Palm Springs Mile
     Hialeah, Florida

   The Shops on 49th Street  100.0      1985(4)        167,009              97.2        2,865        9.2           17.65
     Palm Springs Mile
     Hialeah, Florida

   Philips Plaza             100.0      1985(4)        109,263              86.1        1,006        3.2           10.70
     Palm Springs Mile
     Hialeah, Florida

TOTAL/WEIGHTED AVERAGE                               1,177,000              94.3       11,025       35.4            9.95


FLORIDA -
   JOINT VENTURES
   Palm Springs Plaza          50.0    1962            195,786             36.4         199**        0.7            5.57
     Palm Beach County, FL             1998

   Tradewinds Shopping         42.9    1987            209,404             98.9         494**        1.6            5.57
     Overseas Highway                  1998
     Key Largo, FL

   Bayhill Plaza               42.9    1987            179,065             100.0        540**        1.7            7.03
     7705 Turkey Lake Road             1998
     Orlando, FL

TOTAL/WEIGHTED AVERAGE        --       --              584,255              76.1       1,233**        4.0           6.14

NEIGHBORING MARKETS
   Elm Plaza                  100.0    1973/1995       168,852              97.6         587          1.9           3.56
     Rte. 220/I-91                       1986
     Enfield, Connecticut

   Millside Plaza             100.0      1977          161,128             100.0         802          2.5           4.98
     U.S. 130                            1986
     Delran, New Jersey

   Foxboro Plaza              100.0      1982          117,831             100.0         581          1.9           4.93
     Rte. 140/I-95                       1986
     Foxborough, Massachusetts

   The Shoppes at Lake Mary   100.0      1985           36,725             100.0         322          1.0           8.77
     Country Club Road                   1997
     Lake Mary, Florida

TOTAL/WEIGHTED AVERAGE                                 484,536              99.2        2,292         7.3           4.77

NEIGHBORING MARKETS -
   JOINT VENTURES
   North Star Shopping Center  42.9    1987            127,986             100.0        208**        0.7            3.81
     Alexandria, MN                    1988

   1105 Bellvue Road           42.9    1986            109,698              99.4        301**        1.0            6.49
     Atwater, CA                       1988

   Northgate Shopping Center   42.9    1987            105,063             100.0        296**        1.0            6.59
     Northgate Blvd.                   1998
     Sacramento, CA

   McHenry Commons, S.C.       42.9    1987            100,408              99.4        233**        0.7            5.48
     North Richmond Road               1998
     McHenry, IL

   Pennyrile Marketplace, S.C. 42.9    1986             90,077             100.0        195**        0.6            5.04
     3010 Fort Campbell Road           1998
     Hopkinsville, KY

   Highway 101                 42.9    1988             89,128              97.0        241**        0.8            6.78
     Port Angeles, WA                  1998

   Manning Avenue              42.9    1986            72,655              100.0        201**        0.6            6.44
     Reedley, CA                       1998

TOTAL/WEIGHTED AVERAGE         --       --             695,015              99.4        1,675**      5.4            5.70
                                                     ---------             -----       -------     -----            ----
PORTFOLIO TOTAL/WEIGHTED AVERAGE                     3,814,889              94.4       31,203      100.0            9.93
                                                     =========             =====       =======     =====            ====

Property and Location                  Key Tenants
---------------------                  -----------

NEW YORK CMSA
   Forest Avenue Shoppers Town     TJ Maxx (The TJX Companies,
     Forest Avenue                 Inc.); National Wholesale Liquidators
     Staten Island, New York

   Meadowbrook Commons             Giant Food Stores, Inc.;
     Sunrise Highway               Toys 'R' Us, Inc.;
     Freeport, New York            Marshall's of MA, Inc.

   Merrick Commons                  APW Supermarkets, Inc.
     Merrick Road                  (Waldbaum, Inc.)
     Merrick, New York

   Mill Basin Plaza                Pergament Home Centers, Inc.
     Avenue U                      Walgreens Co.
     Brooklyn, New York

   Branhaven Plaza                 Caldor, Inc.; APW
     U.S. 1                        Supermarkets, Inc. (Waldbaum,
     Branford, Connecticut         Inc.); CVS

   Munsey Park, S.C.               Bed, Bath & Beyond
     Northern Blvd.
     Munsey Park, NY
     1517-25 Third Avenue
     New York, NY

   1703 Central Park Avenue        Staples, Inc.
     Yonkers, NY

MIAMI CMSA
   Mall on the Mile                Builders Square; RTG Furniture; U/A Theaters;
     Palm Springs Mile             Mervyn's; Toys 'R'
     Hialeah, Florida              Us, Inc.; Publix
                                   Supermarkets, Inc.

   Palm Springs Village            Winn-Dixie Stores, Inc.;
     Palm Springs Mile             Upton, Inc.;
     Hialeah, Florida              Fabulous Diamonds
                                   of Hialeah, Inc.

   The Shops on 49th Street        Smart & Final Stores
     Palm Springs Mile             Corporation; Pier
     Hialeah, Florida              One Imports (U.S.) Inc.

   Philips Plaza                   Luria & Son
     Palm Springs Mile
     Hialeah, Florida

   Palm Springs Plaza             Acquired for Redevelopment
     Palm Beach County, FL

   Tradewinds Shopping Center     Kmart; Publix
     Overseas Highway
     Key Largo, FL

   Bayhill Plaza                  Kmart; Publix
     7705 Turkey Lake Road
     Orlando, FL

NEIGHBORING MARKETS
   Elm Plaza                       Caldor Inc.; APW
     Rte. 220/I-91                 Supermarkets, Inc. (Waldbaum,
     Enfield, Connecticut          Inc.)

   Millside Plaza                  Kmart Corporation;
     U.S. 130                      Shop Rite (Delran Supermarket,
     Delran, New Jersey            Inc.)

   Foxboro Plaza                   Bradlees Stores, Inc.
     Rte. 140/I-95
     Foxborough, Massachusetts

   The Shoppes at Lake Mary
     Country Club Road
     Lake Mary, Florida

NEIGHBORING MARKETS -
   JOINT VENTURES
     North Star Shopping Center     Kmart
        Alexandria, MN

     1105 Bellvue Road              Kmart
        Atwater, CA

     Northgate Shopping Center      Kmart

        Northgate Blvd.

     Sacramento, CA
        McHenry Commons, S.C.       Kmart
        North Richmond Road
        McHenry, IL

     Pennyrile Marketplace, S.C.    Kmart
        3010 Fort Campbell Road
        Hopkinsville, KY

     Highway 101                    Kmart
        Port Angeles, WA

     Manning Avenue                 Kmart
        Reedley, CA

     (1) Total annualized contractual base rent for all leases in place at December 31, 1998. Amount excludes (i) future contractual rent escalations and cost of living increases; (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
     (2) Total annualized contractual base rent divided by total GLA leased at December 31, 1998.
     (3) Property was developed by the Company.
     (4) Development of the Properties commenced in 1958. Substantial redevelopment and expansion has been ongoing since 1985, when the Properties were acquired by the Philips Group.

     * Retail GLA only (excludes residential premises under redevelopment). ** Weighted by the Company's share of ownership.


OCCUPANCY

During the past five years the Company has increased the portfolio occupancy and total annualized contractual base rent per square foot for its wholly-owned shopping center properties, as indicated in the table below:


                                                                                                     TOTAL ANNUALIZED
                                                                     NUMBER OF                  CONTRACTUAL BASE RENT PER
Year Ended December 31                                               PROPERTIES     % LEASED    LEASED SQUARE FOOT ($)(1)
----------------------                                               ----------     --------    -------------------------
1998..............................................................       14           96.8                 11.38
1997..............................................................       13           96.3                 10.44
1996..............................................................       13           95.4                 10.26
1995..............................................................       13           90.7                  9.94
1994..............................................................       13           88.2                  9.64


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

LEASE EXPIRATIONS

The following table sets forth all scheduled lease expirations for the Properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options or termination rights:


                                                                             ANNUALIZED CONTRACTUAL
                                                                            BASE RENT AT 12/31/98(1)
                                                                            ------------------------

 LEASE EXPIRATION     NUMBER OF      TOTAL GLA UNDER     % OF TOTAL    BASE RENT  % OF
       YEAR             LEASES      EXPIRING LEASES     EXPIRING GLA    ($000)    PORTFOLIO   BASE RENT/
       ----            EXPIRING         (SQ. FT.)       ------------    ------    BASE RENT    SQ. FT.
                       --------         ---------                                 ---------     (2)($)
                                                                                                ------
       1999               81           278,368              7.7          3,413        9.5         12.26
       2000               44           156,831              4.4          2,550        7.1         16.26
       2001               52           366,025             10.2          4,180       11.7         11.42
       2002               56           556,239             15.5          3,044        8.5          5.47
       2003               47           136,062              3.8          1,841        5.1         13.53
       2004               12            70,501              2.0            790        2.2         11.20
       2005               13           140,007              3.9          1,545        4.3         11.04

       2006               17            84,440              2.3         1,502        4.2         17.78
       2007               11           113,199              3.1         2,172        6.1         19.19
       2008               13            91,524              2.5         1,331        3.8         14.54
2009 and thereafter       46         1,606,755             44.6        13,376       37.5          8.33
                         ---         ---------            -----        ------       -----        -----
TOTAL/WEIGHTED
     AVERAGE             392         3,599,951            100.0        35,743       100.0         9.93
                         ===         =========            =====        ======       =====        =====

     (1) Total annualized contractual base rent for all leases in place at December 31, 1998. Amount excludes (i) future contractual rent escalation and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursement.

     (2) Total annualized contractual base rent divided by total GLA leased at December 31, 1998.

TAX BASIS AND REAL ESTATE TAXES

         The aggregate cost basis of depreciable real property for federal income tax purposes in the Properties as of December 31, 1998 was approximately $116.4 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations on the Properties during the fiscal year ended December 31, 1998 was approximately $6.8 million, or approximately $1.78 per square foot of GLA. Virtually all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of real estate tax increases, including real estate tax increases resulting from improvements.

SIGNIFICANT PROPERTIES

         Since the 1998 gross revenues for each of (i) the Company's four Properties located in Hialeah, Florida, aggregated, (ii) Forest Avenue Shoppers Town, and (iii) Meadowbrook Commons shopping centers amounted to more than 10% of the aggregate gross revenues for the Properties during such year, additional information regarding these Properties is provided below.

         Hialeah, Florida Properties. The Hialeah, Florida Properties consist of four adjacent Properties, which include Mall on the Mile, Palm Springs Village, The Shops on 49th Street, and Philips Plaza, with an aggregate of 1.2 million square feet of GLA. Hialeah is situated in the greater Miami metropolitan area, north of the Miami International Airport, west of the municipalities of Miami, Miami Beach and Aventura, and south of Broward County and Fort Lauderdale. The four Properties form a unique, one-mile retail shopping corridor that fronts both sides of West 49th Street, locally known as "Palm Springs Mile." The collective 90 acres of the four Properties facilitate the expansion or reconfiguration of existing space, which has been regularly expanded by the Company since 1985.

         The following table sets forth the percent leased and total annualized contractual base rent per leased square foot for Palm Springs Mile as of the dates indicated:

                                                                                    TOTAL ANNUALIZED CONTRACTUAL BASE
YEAR ENDED DECEMBER 31,                                              % LEASED       RENT PER LEASED SQUARE FOOT($)(1)
-----------------------                                              --------       ---------------------------------
1998.............................................................      94.3                           9.95
1997.............................................................      94.1                           9.53
1996.............................................................      93.8                           9.57
1995.............................................................      85.5                           8.94
1994.............................................................      85.2                           8.63

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

The following table sets forth all scheduled lease expirations for Palm Springs Mile beginning January 1, 1999, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                        ANNUALIZED CONTRACTUAL
                                                                                       BASE RENT AT 12/31/98(1)
                                                                                       ------------------------
                        LEASE        NUMBER OF      SQUARE     % OF TOTAL     BASE     % OF PROPERTY
                   EXPIRATION YEAR    LEASES       FOOTAGE      EXPIRING      RENT       BASE RENT         BASE RENT/
                   ---------------   EXPIRING       UNDER          GLA       ($000)      ---------       SQ. FT. (2)($)
                                     --------      EXPIRING        ---       ------                      --------------
                                                    LEASES
                                                    ------
                        1999              27        110,083         9.9      1,351       12.3               12.28
                        2000              14         60,086         5.4        627        5.7               10.44
                        2001              22        107,537         9.7      1,418       12.9               13.19
                        2002              16        226,186        20.4      1,051        9.5                4.65
                        2003              20         60,977         5.5        811        7.4               13.31
                        2004               8         53,943         4.9        631        5.7               11.71
                        2005               7         81,262         7.3        645        5.9                7.94
                        2006               3         33,415         3.0        526        4.8               15.73
                        2007               1          5,100         0.5         82        0.7               16.00
                        2008               6         13,787         1.2        366        3.3               26.53
                2009 and thereafter       16        356,972        32.2      3,517       31.8                9.85
                                         ---      ---------       -----     ------      -----               -----
TOTAL/WEIGHTED
AVERAGE............................      140      1,109,348       100.0     11,025      100.0                9.95
                                         ===      =========       =====     ======      =====               =====

     (1) Total annualized contractual base rent for all leases in place at December 31, 1998. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
     (2) Total annualized contractual base rent divided by total GLA leased at December 31, 1998.

         The aggregate cost basis of depreciable real property for federal income tax purposes for Palm Springs Mile at December 31, 1998 was approximately $30.1 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations for Palm Springs Mile during the fiscal year ended December 31, 1998 was approximately $1.6 million, or approximately $1.34 per square foot of GLA.

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

         The following table sets forth the percent leased and total annualized contractual base rent per leased square foot for Forest Avenue Shoppers Town as of the dates indicated:

                                                                                  TOTAL ANNUALIZED CONTRACTUAL BASE
YEAR ENDED DECEMBER 31,                                             % LEASED      RENT PER LEASED SQUARE FOOT($)(1)
-----------------------                                             --------      ---------------------------------
1998............................................................      100.0                         20.10
1997............................................................       99.1                         17.51
1996............................................................       98.6                         16.73
1995............................................................       95.0                         16.71
1994............................................................       86.7                         16.91

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

         The following table sets forth all scheduled lease expirations for Forest Avenue Shoppers Town beginning January 1, 1999, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                            ANNUALIZED CONTRACTUAL
                                                                                           BASE RENT AT 12/31/98(1)
                                                                                           ------------------------
                       LEASE          NUMBER OF      SQUARE FOOTAGE     % OF TOTAL   BASE RENT     % OF
                  EXPIRATION YEAR       LEASES            UNDER          PROPERTY     ($000)     PROPERTY     BASE RENT/
                  ---------------      EXPIRING      EXPIRING LEASES   EXPIRING GLA   ------     BASE RENT     SQ. FT.
                                       --------      ---------------   ------------              ---------      (2)($)
                                                                                                                ------
                        1999               6            19,190             10.8         588        16.5           30.64
                        2000               2             9,975              5.6         228         6.4           22.91
                        2001               3            10,963              6.2         328         9.2           29.87
                        2002               2             4,198              2.4         131         3.7           31.09
                        2003               1             3,000              1.7          75         2.1           25.00
                        2004               1               900              0.5          27         0.7           29.51
                        2005               2            40,578             22.9         581        16.3           14.32
                        2006               3            22,888             12.9         336         9.4           14.66
                        2007               3            16,927              9.6         368        10.4           21.78
                        2008               1            34,000             19.2         612        17.2           18.00
               2009 and  thereafter        2            14,383              8.2         283         8.1           19.70
                                          --            ------              ---         ---         ---           -----
TOTAL/WEIGHTED
AVERAGE..........................         26           177,002            100.0        3,557      100.0           20.10
                                          ==           =======            =====        =====      =====           =====

     (1) Total annualized contractual base rent for all leases in place at December 31, 1998. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements. (2) Total annualized contractual base rent divided by total GLA leased at December 31, 1998.

         The aggregate cost basis of depreciable real property for federal income tax purposes for Forest Avenue Shoppers Town at December 31, 1998 was approximately $6.4 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations for Forest Avenue Shoppers Town during the fiscal year ended December 31, 1998 was approximately $.9 million, or approximately $4.87 per square foot of GLA.

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

         The following table sets forth the percent leased and total annualized contractual base rent per leased square foot for Meadowbrook Commons as of the dates indicated:

                                                                                  TOTAL ANNUALIZED CONTRACTUAL BASE
YEAR ENDED DECEMBER 31,                                             % LEASED      RENT PER LEASED SQUARE FOOT($)(1)
-----------------------                                             --------      ---------------------------------
1998............................................................       100.0                        17.51
1997............................................................       100.0                        17.50
1996............................................................       100.0                        17.40
1995............................................................       100.0                        17.27
1994............................................................       100.0                        16.81

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

         The following table sets forth all scheduled lease expirations for Meadowbrook Commons beginning January 1, 1999, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                            ANNUALIZED CONTRACTUAL
                                                                                           BASE RENT AT 12/31/98(1)
                                                                                           ------------------------
                  LEASE EXPIRATION     NUMBER OF     SQUARE FOOTAGE     % OF TOTAL   BASE RENT   % OF
                        YEAR            LEASES            UNDER          PROPERTY      ($000)    PROPERTY     BASE RENT/
                        ----           EXPIRING      EXPIRING LEASES   EXPIRING GLA    ------    BASE RENT     SQ. FT.
                                       --------      ---------------   ------------              --------       (2)($)
                                                                                                                ------
                        1999                1            1,950              1.1          48          1.6          25.00
                        2000                2           19,539             11.3         455         15.0          23.31
                        2001                3           44,765             25.9         837         27.6          18.69
                        2002                2            6,747              3.9         175          5.8          25.94
                        2003                0                0              0.0           0          0.0           0.00
                        2004                0                0              0.0           0          0.0           0.00
                        2005                0                0              0.0           0          0.0           0.00
                        2006                0                0              0.0           0          0.0           0.00
                        2007                2            7,908              4.6         174          5.7          21.95
                        2008                0                0              0.0           0          0             0
               2009 and  thereafter         3           92,118             53.2       1,341         44.3          14.56
                                            -           ------             ----       -----         ----          -----
TOTAL/WEIGHTED
AVERAGE............................         13         173,027            100.0       3,030        100.0          17.51
                                            ==         =======            =====       =====        =====          =====

     (1) Total annualized contractual base rent for all leases in place at December 31, 1998. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
     (2) Total annualized contractual base rent divided by total GLA leased at December 31, 1998.

         The aggregate cost basis of depreciable real property for federal income tax purposes for Meadowbrook Commons at December 31, 1998 was approximately $17.7 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations for Meadowbrook Commons during the fiscal year ended December 31, 1998 was approximately $.8 million, or approximately $4.76 per square foot of GLA.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the NYSE under the ticker symbol "PHR".

         Market Information

         The following table sets forth the quarterly high, low and closing price per share of Common Stock reported on the NYSE for the period May 8, 1998 through December 31, 1998:

                  For the Year Ended December 31, 1998:


                                          High              Low                Close
                                          ----              ---                -----
                    First Quarter          NA                NA                  NA
                    Second Quarter      $17.75            $16.50            $16.50
                    Third Quarter       $17.50            $13.875           $15.312
                    Fourth Quarter      $15.812           $14.188           $15.375


         On March 15, 1999, the closing Common Stock sales price on the NYSE was $13.69 per share.

         Holders

         On March 15, 1999, the Company had 1,267 common shareholders of record.

         Recent Sales of Unregistered Securities

         In connection with the Formation Transactions, the Properties or partnership or membership interests in the Properties were contributed to the Operating Partnership in exchange for 2,472,395 Units. All of such equity issuances were issued to the holders directly by the Company without use of an underwriter or placement agent and without registration under the Securities Act of 1933, as amended, pursuant to the private placement exemption contained in
Section 4(2) of such Act. The Units are redeemable, at the Unitholder's request; such Units will be redeemed, at the Company's option and in its sole discretion, either for shares of Common Stock on a one-for-one basis (subject to certain anti-dilution adjustments and exceptions) and/or cash (based upon the fair market value of an equivalent number of shares of Common Stock at the time of redemption).

         Dividends and Distributions

         The Company intends to make regular quarterly distributions to holders of the Common Stock. Since completion of the Offering on May 13, 1998, the Company has paid distributions on its Common Stock as follows:


Date of                     Record                     Date of                    Amount                     Annualized
Declaration                 Date                       Payment                    Per Share                  Amount Per
-----------                 ----                       -------                    ---------                    Share
                                                                                                               -----
6/15/98                     6/30/98                    7/15/98                    $.1812                     $1.35
9/15/98                     9/30/98                    10/15/98                   $.3375                     $1.35
12/15/98                    12/31/98                   1/15/99                    $.3375                     $1.35



         On March 1, 1999, the Company's Board of Directors authorized an 11.9% increase in the annual rate of distribution commencing with the payment for the first quarter of 1999. The distribution of $.3775 per share will be paid April 15, 1999 to shareholders of record on March 31, 1999.

         Future distributions by the Company will be determined by the Board of Directors and will be dependent upon a number of factors. In addition, in order to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is, in general, required to distribute currently 95% of its taxable income.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information for: (i) Philips International Realty Corp. as of and for the year ended December 31, 1998 (see Footnote 1 to the following table); and (ii) for The Philips Company (consisting of ten Properties accounted for on a combined basis and two Properties accounted for on an equity basis) on a combined basis as of December 31, 1996, 1995 and 1994 and for each of the four years in the period ended December 31, 1997. This information should be read in conjunction with all of the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The audited financial information for The Philips Company as of December 31, 1996 and 1995 and for the years ended December 31, 1995 and 1994 presented herein is derived from the audited combined financial statements of The Philips Company and the notes thereto which do not appear in this Form 10-K.

                 THE COMPANY AND THE PHILIPS COMPANY (COMBINED)
                  (Dollars in thousands, except per share data)

                                                  Philips
                                                  International
                                                  Realty Corp(1)                        The Philips Company
                                                                      ---------------------------------------------------------
                                                                                   Year Ended December 31,
                                                  ------------------- ---------------------------------------------------------
                                                         1998             1997           1996          1995          1994
                                                         ----             ----           ----          ----          ----
OPERATING DATA:                                                (In thousands, except per share and property data)
     Revenues from rental property                    $22,625             $26,968        $25,947       $23,187      $22,192
     Income before extraordinary items                 $4,521              $1,336         $1,888          $307       $1,045
     Income before extraordinary items, per
     common share:

                  Basic                                  $.94                  __             __            __           __
                  Diluted                                $.94                  __             __            __           __

BALANCE SHEET DATA:
     Rental properties, at cost                      $208,914                __(2)      $137,399      $124,892     $118,307
     Investments in real estate joint ventures        $34,664                __(2)            __            __           __
     Total assets                                    $264,347                __(2)      $129,841      $116,856     $108,188
     Mortgages and notes payable                     $137,487                __(2)      $133,609      $131,740     $131,187
     Shareholders' equity (deficit)                   $89,398                __(2)      ($11,166)     ($22,091)    ($24,611)

OTHER DATA:
     Funds from operations (3)                        $15,533(4)               __         $5,574        $3,590       $4,050
     Net cash provided by operating activities         $6,494                  __         $3,567        $3,535       $3,639
     Net cash used in investing activities           $(47,300)                 __        ($9,359)      ($6,604)     ($3,354)
     Net cash provided by (used in) financing         $49,922                  __         $6,086        $2,160        ($876)
     activities
     Cash dividends declared per share                   $.86                  __             __            __           __
     GLA (sq. ft. @ end of period)                  3,814,889           2,391,856      2,348,117     2,348,117    2,348,117
     Occupancy of Properties owned
     (% @ end of period)                                94.4                96.3           95.4          90.7          88.2


(1) The Company was formed in July 1997 and incurred general and administrative expenses of $543 for the period ended December 31, 1997. However, it did not commence operations until the consummation of the Formation Transactions as of the close of business on December 31, 1997. Therefore, separate summary data for the Company is not presented above for this period. As of December 31, 1997, the Company had total assets of $2.3 million and shareholders' equity of $2.2 million.
(2) No 1997 balance sheet or other data is presented for The Philips Company as of December 31, 1997 because the Formation Transactions were consummated as of the close of business on such date and the Properties were transferred to the Property Partnerships.
(3) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.
(4) Pro forma giving retroactive effect to the Offering as if it had occurred January 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying Philips International Realty Corp. Consolidated Financial Statements, The Philips Company (Predecessor) Combined Financial Statements, and Notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         When used in this Annual Report on Form 10-K, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors.

         Prior to completion of the public stock offering referred to in Note 2 to the accompanying Consolidated Financial Statements, the Company and its subsidiaries held a 6.1% non-managing general partnership interest in the Operating Partnership (which held a 99.989% limited partner or member interest in each of the Property Partnerships) and .01% non-managing general partner/member interests in the Property Partnerships, respectively. Accordingly, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method from January 1 through May 12, 1998.

         The following discussion compares (i) the results of property operations of the Company as if the Property Partnerships had been consolidated for the full year ended December 31, 1998, with the results of property operations of The Philips Company and the Merrick Commons and Mill Basin Plaza properties for the year ended December, 1997 and (ii) the results of operations of The Philips Company (including the results of operations of the Merrick Commons and Mill Basin Plaza properties on an equity method) for the years ended December 31, 1997 and 1996. A comparison of the Company's reported results of operations for calendar year 1998 and 1997 would not be meaningful since operations did not commence until consummation of the Formation Transactions on December 31, 1997.

RESULTS OF OPERATIONS

         Comparison Of Year Ended December 31, 1998 To Year Ended December 31, 1997.

         Revenues from rental property increased $2,912,000 or 9.1% to $34,849,000 for the year ended December 31, 1998, as compared with $31,937,000 for the year ended December 31, 1997. This net increase is largely due to growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases and the acquisition of the Lake Mary, Florida, and Munsey Park, New York, properties.

         Property operating expenses increased $212,000 from $5,557,000 for the year ended December 31, 1997, to $5,769,000 for the year ended December 31, 1998. This net increase reflects moderate increases in certain seasonal operating expenses and increased expenses associated with the acquisition of the Lake Mary, Florida, and Munsey Park, New York properties, offset by a reduction in property management expenses reflecting the economies of scale achieved in conjunction with the Offering. Property real estate taxes increased by approximately $368,000 or 7.9% between the corresponding periods, reflecting the acquisition of the Lake Mary, Florida, and Munsey Park, New York properties and the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

         Interest charges decreased $5,429,000 or 36.2% to $9,582,000 for the year ended December 31, 1998, as compared with $15,011,000 for the year ended December 31, 1997, primarily due to the repayment of indebtedness with proceeds of the Offering as discussed in Note 2 to the accompanying financial statements.

         Depreciation and amortization expenses increased $884,000 or 17.9% to $5,830,000 for the year ended December 31, 1998, as compared with $4,946,000 for the year ended December 31, 1997. This increase reflects the depreciation and amortization of (i) capital expenditures associated with the renovation and retenanting of properties in the portfolio, (ii) increased carrying values related to the acquisition of non-sponsor interests in the Company's properties, and (iii) the acquisition of the Lake Mary, Florida, and Munsey Park, New York properties.

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

         The Company believes that the Offering improved its financial position, principally through enabling the Company to substantially delver its shopping center portfolio. In connection with this offering, the Company utilized approximately $109.3 million of the net proceeds to repay all of its then outstanding floating-rate debt and certain secured, fixed-rate obligations. The secured, fixed-rate debt then remaining, totaling approximately $71.5 million, had a weighted average interest rate and term to maturity of 7.6% and 5.2 years, respectively. The significant reduction in the Company's overall debt served to reduce annual mortgage interest expense as a percentage of total revenue and the cash from operations required to fund debt service requirements.

         As described in Note 15 to the accompanying Consolidated Financial Statements, the Company has financed the acquisition of $59.1 million in real estate interests during the year ended December 31, 1998, with approximately $45 million drawn under the Company's line of credit, and property indebtedness of approximately $14.1 million.

         As of December 31, 1998, based upon the closing price for the Company's Common Stock in trading on the NYSE of $15.375 per share, the Company's ratio of total debt to total debt and equity market capitalization was 48%. The Company considers the availability of funds under its revolving credit facility described below and its access to other sources of debt and equity capital sufficient to pursue its identified growth strategies.

         The Company intends to make regular quarterly distributions to the holders of its Common Stock. See "Item 5 Market for Registrant's Common Stock and Related Stockholder Matters."

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

         Upon consummation of the Offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling approximately $52.5 million at December 31, 1998, are secured by certain shopping center properties with recourse to the Company. The credit facility matures in May, 2000, subject to extension upon mutual agreement of the parties.

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

         Pro forma Funds from Operations for the year ended December 31, 1998, totaled approximately $15,533,000. This calendar year pro forma figure give retroactive effect as of January 1, 1998, to the Offering completed May 13, 1998, and reflect adjustments consistent with those noted in the Company's Registration Statement on Form S-11. Funds from Operations has been determined as follows:

                      Calculation of Funds From Operations
                                 (In thousands)

                                                    Year Ended
                                                     12/31/98

           Net income applicable to
           common shares                               $4,392
           Extraordinary items                             65 (1)
           Minority interests in
             Operating Partnerships                     1,506
           Depreciation and amortization                3,809

           Adjustment for unconsolidated
             joint ventures

                                                          289 (2)

           Pro forma adjustments                        5,472 (3)
                                                        -----
           Funds from Operations                      $15,533
                                                      =======


(1) Company share of write off of deferred financing costs and prepayment penalties incurred in connection with the satisfaction of mortgages and other loans with proceeds of the Offering.
(2) Company share of depreciation and amortization charges in unconsolidated real estate joint ventures.
(3) Non-recurring adjustments consistent with those noted in Form S-11 Registration Statement necessary to give effect to completion of the May, 1998 Offering as of January 1, 1998.


CASH FLOWS

         Comparison Of Year Ended December 31, 1998 To Year Ended December 31, 1997.

         As discussed in Notes 1 and 2 to the accompanying Consolidated Financial Statements, the Company was required to account for its interests in the Operating Partnership and the Property Partnerships on the equity method prior to the completion of the Offering. The Operating Partnership and the Property Partnerships had no business operations during 1997. Consequently, a comparison of cash flows for the years ended December 31, 1998 and 1997 would not be meaningful. Net cash flows provided by operating and financing activities totaled $6,494,000 and $49,922,000, respectively, during the calendar year 1998. Such cash flows were used to fund $47,300,000 in real estate investments and to increase cash reserves to $9,100,000.

         Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996. Net cash provided by operating activities decreased $729,000 to $2,838,000 for the year ended December 31, 1997, as compared to $3,567,000 for the year ended December 31, 1996. This net decrease reflects changes in operating assets and liabilities. Net cash used in investing activities increased $9,827,000 to $19,186,000 for the year ended December 31, 1997, as compared to $9,359,000 for the year ended December 31, 1996. This increase is primarily attributable to the acquisition of non-sponsor partner interests in certain Properties in connection with the Formation Transactions. Net cash provided by financing activities increased $9,766,000 to $15,852,000 for the ended December 31, 1997, as compared to $6,086,000 for the year ended December 31, 1996. This increase reflects debt incurred in connection with the purchase of the aforementioned non-sponsor interests.

COMPUTER SYSTEMS AND YEAR 2000 ISSUES

         Potential Disruption in Operations Due To Year 2000 Problems. The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company recognizes the importance of minimizing the frequency and significance of any disruptions in its business and financial affairs that may occur as a result of Year 2000, and has adopted a comprehensive compliance program designed to achieve this objective.

         The Company program encompasses the following:

          o the assessment and modification, as necessary, of its internal information technology systems that may be affected by the Year 2000 problem;

          o the identification and interrogation of third parties, including tenants, vendors, contractors and joint venture partners, to enable the Company to evaluate and appropriately respond to the state of preparedness by such parties to address Year 2000 problems; and

          o the assessment of property operating systems to avert operational malfunctions associated with Year 2000.


         Internal Information Technology. We have completed a review of key computer hardware and software and other equipment, and have modified, upgraded or replaced all identified hardware and equipment in our offices that we believe may be affected by problems associated with Year 2000. Such hardware includes desktop and laptop computers, servers, printers, telecopier machines and telephones. We, as part of our routine modernization efforts, have also completed necessary upgrades to identified secondary software systems, such as word processing, spreadsheet applications, telephone voicemail systems and computer calendar programs. Consequently, we believe we have adequately addressed Year 2000 concerns as they related to our internal information technology and systems and we anticipate minimal, if any, disruption in the future in this regard.

         Third Party Preparedness. While we believe the foregoing initiatives will minimize Year 2000 problems as pertaining to our internal operations, we may still be adversely impacted by Year 2000 issues as a result of problems relating to the state of preparedness of third parties outside our control, such as the inability of tenants to pay rent when due. In order to assess such risk, we sent questionnaires to each of our tenants to determine their Year 2000 compliance status. The responses to these questionnaires continue to be received, reviewed and evaluated. Based on the responses received, we do not anticipate any material adverse impact on the orderly payment of monthly rent. Therefore, while there can be no assurance that Year 2000 problems of tenants will not have a material adverse effect on our operating results or financial condition, the information available to us indicates such an occurrence is not likely.

         The Company's principal property management systems are licensed from and maintained by a third party software development company which has modified its real estate products to address the Year 2000 issue.

         Property Compliance. Our property managers are completing a building by building survey of all of our properties to determine whether building support systems such as heat, power, light, security and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. However, our property managers plan to timely modify, upgrade or replace non-compliant building systems as may be required.

         We have communicated with vendors of building systems or other services to our building regarding their Year 2000 compliance. We intend to rely on representations from these vendors regarding the Year 2000 compliance of their product or service. We are also relying on assurances requested from utility providers of their Year 2000 compliance and their continued ability to provide uninterrupted service to our buildings.

         Compliance Costs. The Company's expenditures on its Year 2000 program initiatives to date have been nominal, and the Company does not anticipate any significant future costs with becoming Year 2000 compliant.

         Risks. The failure to correct material Year 2000 problems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of failing to adequately address all Year 2000 concerns will have a material impact on the Company's results of operations, liquidity or financial condition. However, the Company expects that its Year 2000 program will significantly reduce its level of uncertainty about the Year 2000 problem. The Company anticipates that, with appropriate modification of its information and operating systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Company is not in a position to assess or evaluate the impact of a worst case scenario.

         Certain statements in this Year 2000 issue discussion regarding the Company's efforts to become Year 2000 compliant, the timing thereof and costs associated therewith are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those that the Company has projected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See Note 8 to Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders to be held on May 20, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders to be held on May 20, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders to be held on May 20, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement relating to its annual meeting of shareholders to be held on May 20, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          (A) 1. FINANCIAL STATEMENTS AND REPORTS OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


                                                                                                                   PAGE(S)
                                                                                                                     IN
                                                                                                                  FORM 10-K
                                                                                                                  ---------
PHILIPS INTERNATIONAL REALTY CORP.
        Report of Independent Auditors........................................................................       32
        Consolidated Balance Sheet as of December 31, 1998....................................................       33
        Consolidated Statement of Income for the Year Ended December 31, 1998.................................       34
        Consolidated Statement of Shareholders' Equity for the Year Ended
        December 31,1998......................................................................................       35
        Consolidated Statement of Cash Flows for the Year Ended December 31, 1998.............................       36
        Balance Sheet as of December 31, 1997.................................................................       37
        Statement of Operations for the Period July 16, 1997 (Incorporation)
        to December 31, 1997..................................................................................       38
        Statement of Shareholders' Equity for the Period July 16, 1997 (Incorporation)
        to December 31, 1997..................................................................................       39
        Statement of Cash Flows for the Period July 16, 1997 (Incorporation)
        to December 31, 1997..................................................................................       40
        Notes to Consolidated Financial Statements............................................................       41

THE PHILIPS COMPANY
        Report of Independent Auditors........................................................................       53
        Combined Statements of Income for the Years Ended December 31, 1997 and 1996..........................       54
        Combined Statements of Owners' Deficit for the Years Ended December 31, 1997 and 1996.................       55
        Combined Statements of Cash Flows for the Years Ended December 31, 1997 and 1996......................       56
        Notes to Combined Financial Statements................................................................       57

        (A) 2. FINANCIAL STATEMENT SCHEDULES

Schedule III--Real Estate and Accumulated Depreciation as of  December 31, 1998...............................       51

                        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

       (A) 3. EXHIBITS

      EXHIBIT
       NUMBER       DESCRIPTION

          3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference)

          3.2 Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

          3.3 Articles Supplementary of Series A Preferred Stock (filed as Exhibit 3.2 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          3.4       Form of Certificate of Common Stock (filed as Exhibit
                    3.4 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

          4.1* Shareholder Rights Agreement, dated as of March 31, 1999 between the Company and BankBoston, N.A.

          4.2 *     Articles Supplementary for Series A Junior
                    Participating Preferred Stock

          10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

          10.2* First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership

          10.3      Form of 1997 Stock Option and Long-Term Incentive
                    Plan of the Company (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4,
                    Registration No. 333-41431, and incorporated herein by reference)

          10.4 Form of Agreement of Limited Partnership for Property Partnerships (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.5 Form of Articles of Incorporation of Philips Subs (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporation herein by reference)

          10.6 Form of Bylaws of Phillips Subs (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.7 Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit
                    10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.8 Form of Registration Rights Agreement among the Company and certain holders of limited partnership interests in the Operating Partnership ) filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.9 Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

          10.10 Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine. (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

          10.11 Employment Agreement between the Company and Louis J. Petra (filed as Exhibit 10.1 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          10.12 Employment Agreement between the Company and Sheila Levine (filed as Exhibit 10.2 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          10.13 Form of Warrant (filed as Exhibit 10.12 to the Company' Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.14 Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          10.15 Non-Recourse Secured Promissory Note of National Properties Trust (filed as Exhibit 10.14 to Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          10.16 Form of Amended and Restated Mortgage, Assignment of Leases, Security Agreement and Spreader Agreement and Renewal Promissory Note for Mall on the Mile and Palm Springs Village (filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

          10.17 Employment Agreement between the Company and Brian J. Gallagher (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

          10.18 Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as
                    Exhibit 10.18
                    to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference.)

          21.1      List of Subsidiaries of the Company (filed as Exhibit
                    21.1 to the Company's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

          22.1*     News Release of the Company dated March 31, 1999

          23.1*     Consent of Ernst & Young LLP

          27.1*     Financial Data Schedule

*filed herewith

       (B) REPORTS ON FORM 8-K

The Company did not file a Current Report on Form 8-K in the fourth quarter of 1998.

                         Report of Independent Auditors


The Board of Directors
Philips International Realty Corp.

We have audited the accompanying balance sheets of Philips International Realty Corp. as of December 31, 1998, and 1997 and the related statements of income/operations, shareholders' equity and cash flows for the year ended December 31, 1998, and the period July 16, 1997, (Incorporation) to December 31, 1997. We have also audited the financial statement schedule listed on the Index at Item 14(a). These financial statements are the responsibility of the management of Philips International Realty Corp. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philips International Realty Corp. as of December 31, 1998, and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998, and the period July 16, 1997, to December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Ernst & Young LLP


New York, New York
March 1, 1999
                                      32

                       PHILIPS INTERNATIONAL REALTY CORP.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998




                                      ASSETS

Rental properties, at cost
       Land and improvements                                            $  55,500,352
       Building and improvements                                          173,395,836
                                                                        -------------
                                                                          228,896,188
       Less: Accumulated depreciation                                      19,981,802
                                                                        -------------
            Rental properties, net                                        208,914,386
Investments in real estate joint ventures                                  34,663,524
Cash and cash equivalents                                                   9,116,070
Accounts receivable                                                         5,986,763
Deferred charges and prepaid expenses                                       3,879,574
Other assets                                                                1,786,903
                                                                        -------------

Total Assets                                                            $ 264,347,220
                                                                        =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Mortgages and notes payable                                      $ 137,486,668
       Accounts payable and accrued expenses                                2,350,799
       Dividends payable                                                    2,477,412
       Other liabilities                                                    1,715,335
                                                                        -------------

Total Liabilities                                                         144,030,214
                                                                        -------------

Minority interests in Operating Partnership                                30,919,150
                                                                        -------------

Commitments and contingencies
Shareholders' Equity
       Preferred Stock, $.01 par value; 30,000,000 shares authorized;               -
            no shares issued and outstanding
       Common Stock, $.01 par value; 150,000,000 shares authorized;            73,405
            7,340,474 shares issued and outstanding
       Additional paid in capital                                          92,668,007
       Cumulative distributions in excess of net income                    (2,435,222)
                                                                        -------------
                                                                           90,306,190
       Stock purchase loans receivable                                       (908,334)
                                                                        -------------

Total Shareholders' Equity                                                 89,397,856
                                                                        -------------

Total Liabilities and Shareholders' Equity                              $ 264,347,220
                                                                        =============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                      For the Year Ended December 31, 1998


Revenues from rental property                                      $ 22,625,029
                                                                   ------------

Expenses:
   Operating expenses                                                 3,213,285
   Real estate taxes                                                  3,258,543
   Management fees to affiliates                                        687,779
   Interest expense                                                   4,243,152
   Depreciation and amortization                                      3,809,142
   General and administrative expenses                                1,607,924
                                                                   ------------

                                                                     16,819,825
                                                                   ------------

     Operating income                                                 5,805,204

Equity in net income of real estate joint ventures                      683,222

Minority interests in income of Operating Partnership                (1,505,678)

Preferred units income allocation from Operating Partnership             63,143

Equity in net income of Operating Partnership, as
   adjusted for the allocation of income to preferred units               6,823

Other income (expense), net                                            (531,792)
                                                                   ------------

   Income before extraordinary items                                  4,520,922

Extraordinary items                                                     (65,361)
                                                                   ------------

   Net income                                                      $  4,455,561
                                                                   ============

   Net income applicable to common shares                          $  4,392,418
                                                                   ============

Basic and diluted net income per common share

   Income before extraordinary items                               $       0.94

   Extraordinary items                                                    (0.01)
                                                                   ------------

   Net income                                                      $       0.93
                                                                   ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      For The Year Ended December 31, 1998




                                                    Preferred                           Common
                                                      Stock                             Stock                    Additional
                                         ---------------------------------  ---------------------------------      Paid-In
                                             Shares            Amount           Shares            Amount           Capital
                                         ----------------  ---------------  ----------------  ---------------  ----------------

Balance, December 31, 1997                         1,940       $1,940,000                                             $806,000
Net income
Issuance of common stock                                                          7,340,474          $73,405       114,003,623
Redemption of preferred
   stock                                          (1,940)      (1,940,000)
Dividends on preferred stock
Dividends on common stock
Amortization of stock
   purchase loan
Reallocation of equity
   to minority partners
   in Operating Partnership                                                                                        (22,141,616)

                                         ----------------  ---------------  ----------------  ---------------  ----------------

Balance, December 31, 1998                             0               $0         7,340,474          $73,405       $92,668,007
                                         ================  ===============  ================  ===============  ================



                                                    Cumulative
                                                   Distributions
                                      Stock          in Excess           Total
                                    Purchase          of Net         Shareholders'
                                      Loans           Income            Equity
                                 ---------------- ----------------  ----------------

Balance, December 31, 1997                            $  (542,723)       $2,203,277
Net income                                              4,455,561         4,455,561
Issuance of common stock            $ (1,050,000)                       113,027,028
Redemption of preferred
   stock                                                                 (1,940,000)
Dividends on preferred stock                              (63,143)          (63,143)
Dividends on common stock                              (6,284,917)       (6,284,917)
Amortization of stock
   purchase loan                         141,666                            141,666
Reallocation of equity
   to minority partners
   in Operating Partnership                                             (22,141,616)

                                 ---------------- ----------------  ----------------

Balance, December 31, 1998          $   (908,334)     $(2,435,222)      $89,397,856
                                 ================ ================  ================

                            See accompanying notes

                      PHILIPS INTERNATIONAL REALTY CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Year Ended December 31, 1998

Operating activities:

     Net income                                                                                        $             4,455,561
         Adjustments to reconcile net income to net cash provided by operating activities:

            Depreciation and amortization                                                                            3,809,142
            Extraordinary items                                                                                         65,361
            Equity in net income of real estate joint ventures                                                        (683,222)
            Minority interests in income of Operating Partnership                                                    1,505,678
            Preferred units income allocation from Operating Partnership                                               (63,143)
            Equity in net income of Operating Partnership                                                               (6,823)
            Amortization of stock purchase loans                                                                       141,666

         Changes in operating assets and liabilities:
            Accounts receivable                                                                                       (566,067)
            Deferred charges                                                                                        (1,045,036)
            Other assets                                                                                                 8,289
            Accounts payable and accrued expenses                                                                     (711,323)
            Other payables                                                                                            (416,083)

                                                                                                         ---------------------

            Net cash provided by operating activities                                                                6,494,000
                                                                                                         ---------------------

Investing activities:

     Additions to land, buildings and improvements                                                                 (14,325,307)
     Investments in real estate joint ventures                                                                     (32,974,286)
                                                                                                         ---------------------

            Net cash used in investing activities                                                                  (47,299,593)
                                                                                                         ---------------------

Financing activities:

     Repayment of mortgage notes payable, exclusive of scheduled
         principal amortization                                                                                   (109,303,875)
     Principal amortization of mortgage notes payable                                                                 (483,411)
     Proceeds from debt financing                                                                                   53,775,000
     Distributions to minority interests                                                                            (1,282,431)
     Redemption of preferred stock                                                                                  (1,940,000)
     Proceeds from sale of common stock                                                                            113,027,028
     Dividends paid on common stock                                                                                 (3,807,505)
     Dividends paid on preferred stock                                                                                 (63,143)
                                                                                                         ---------------------

             Net cash provided by financing activities                                                              49,921,663
                                                                                                         ---------------------

             Net increase in cash and cash equivalents                                                               9,116,070

Cash and cash equivalents, beginning of year                                                                                 0
                                                                                                         ---------------------

Cash and cash equivalents, end of the year                                                             $             9,116,070
                                                                                                         =====================


     Acquisition of land, building and improvements with assumed indebtedness                          $           196,863,763
                                                                                                         =====================

     Dividends declared and paid in succeeding period                                                  $             2,477,412
                                                                                                         =====================

                           See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                                  BALANCE SHEET
                                December 31, 1997
                      (In thousands, except per share data)

                                     ASSETS

Investment in partnerships                                                                                  $2,286
                                                                                                          ---------

Total Assets                                                                                                $2,286
                                                                                                          =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

       Related party payables                                                                                  $83
                                                                                                          ---------

Total Liabilities                                                                                              $83
                                                                                                          ---------

Shareholders' Equity:
       Series A Convertible Redeemable Preferred Stock,                                                      1,940
                      .$01 par value; $1,000 stated value; 30,000,000 shares authorized and
                      1,940 shares issued and outstanding
       Common Stock, $.01 par value; 150,000,000 shares authorized;                                              -
            no shares issued and outstanding
       Additional paid in capital                                                                              806
       Accumulated deficit                                                                                    (543)
                                                                                                          ---------

Total Shareholders' Equity                                                                                   2,203
                                                                                                          ---------

Total Liabilities and Shareholders' Equity                                                                  $2,286
                                                                                                          =========

                            See accompanying notes

                       PHILIPS INTERNATIONAL REALTY CORP.
                             STATEMENT OF OPERATIONS
        For the period July 16, 1997 (Incorporation) to December 31, 1997
                                 (In thousands)

Revenue                                                                                                      $  --
General and administrative expenses                                                                            543
                                                                                                          ---------

Net loss                                                                                                $     (543)
                                                                                                          =========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                        STATEMENT OF SHAREHOLDERS' EQUITY
        For the period July 16, 1997 (Incorporation) to December 31, 1997
                      (In thousands, except per share data)




                                                            Preferred                             Common
                                                              Stock                          Stock and Warrants
                                                 ---------------------------------  ---------------------------------
                                                           Shares         Amount           Shares             Amount
                                                           ------         ------           ------             ------

Net loss
Issuance of preferred stock                                1,940           $1,940
Issuance of common stock and warrants                                                        47,660               $0
Reallocation of equity to minority partners in
     the Operating Partnership

                                                 ---------------- ----------------  ----------------  ---------------
Balance, December 31, 1997                                 1,940           $1,940            47,660               $0
                                                 ================ ================  ================  ===============




                                                                                    Cumulative
                                                                                   Distributions
                                                                 Additional          in Excess         Total
                                                                   Paid-In            of Net        Shareholders'
                                                                   Capital            Income           Equity
                                                                   -------            ------           ------


Net loss                                                                               $(543)              $(543)
Issuance of preferred stock                                                                                1,940
Issuance of common stock and warrants                                $2,594                                2,594
Reallocation of equity to minority partners in
     the Operating Partnership                                       (1,788)                              (1,788)

                                                             ----------------  ---------------- ----------------
Balance, December 31, 1997                                              $806             $(543)           $2,203
                                                             ================  ================ ================


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                             STATEMENT OF CASH FLOWS
        For the period July 16, 1997 (Incorporation) to December 31, 1997
                                 (In thousands)


Operating activities:
Net loss                                                                                                         $ (543)
       Adjustments to reconcile net loss to net cash provided by operating activities:
            Non-cash compensation                                                                                   461
       Changes in operating assets and liabilities:
            Due to related parties                                                                                   82
                                                                                                            ------------

            Net cash provided by operating activities                                                                --
Investing activities:
       Investment in Philips International Realty, L.P., representing net cash
            used in investing activities                                                                           (533)
                                                                                                            ------------

Financing activities:
       Proceeds from issuance of common stock, representing net cash
            provided by financing activities                                                                        533
                                                                                                            ------------

       Net increase in cash and cash equivalents                                                                     --
Cash and cash equivalents, beginning of period                                                                       --
                                                                                                            ------------

Cash and cash equivalents, end of period                                                                           $ --
                                                                                                            ============

Non-cash investing and financing activities:

       Issuance of Preferred Stock in payment of advisory fee                                                    $1,940
                                                                                                            ============
       Acquisition of real estate in exchange for issuance of Common Stock and assumption of debt                $2,142
                                                                                                            ============
       Reallocation of equity in Operating Partnership                                                           $1,788
                                                                                                            ============

                            See accompanying notes

                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1. Formation Transactions

         Philips International Realty Corp. (the "Company"), a Maryland corporation, and Philips International Realty, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in July 1997 for the purpose of combining certain real estate properties (the "Properties") which were owned by partnerships and limited liability companies (the "Contributing Companies") in which Philip Pilevsky ("Mr. Pilevsky"), a substantial shareholder of the Company, owned an interest.

         On December 31, 1997, the partners and members of the Contributing Companies transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which hold title to such shopping center assets, to certain newly-formed entities (the "Property Partnerships") as designated by the Operating Partnership in exchange for limited partnership interests ("Units") therein. Simultaneously, the Company contributed its fee title interest in another shopping center property plus $533 in cash to the Operating Partnership in exchange for a non-managing general partnership interest therein. Philips International Realty, LLC (the "Interim Managing General Partner"), a Delaware limited liability company whose sole member was Mr. Pilevsky, made pro rata contributions to the Operating Partnership and to each of the Property Partnerships in exchange for managing general partner/member interests therein. Additionally, the Company capitalized various wholly-owned subsidiaries so as to enable such entities to similarly obtain general partner or managing member interests in each of the Property Partnerships. The resultant effect of the foregoing, together with certain other events constituting the Formation Transactions, was that the ownership of (A) the Operating Partnership was comprised (I) .001% by a managing general partner interest held by the Interim Managing General Partner (ii) 6.1% by a non-managing general partner interest held by the Company, and (iii) 93.899% by limited partner interests held by the Unit holders and (B) the Property Partnerships were each comprised (I) .001% by a managing general partner/member interest held by the Interim Managing General Partner (ii) .01% by a non-managing general partner/member interest held by subsidiaries of the Company, and (iii) 99.989% by a limited partner or member interest held by the Operating Partnership.

         Upon completion of the public stock offering discussed in Note 2, the Interim Managing General Partner withdrew from the Operating Partnership and each of the Property Partnerships and the Company (directly or through its subsidiaries) assumed in full the rights and responsibilities associated with the management of the business and affairs of the Operating Partnership and each of the Property Partnerships as sole general partner/managing member. Prior to this time, the Company was required to account for its interests in the Operating Partnership and the Property Partnerships on the equity method. The Operating Partnership and the Property Partnerships had no business operations during 1997.

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

         On May 13, 1998, the Company completed a primary public stock offering (the "IPO") of 7,200,000 shares of Common Stock at $17.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $13,000, totaling approximately $113,000, were used primarily to
(I) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions) of the Operating Partnership and the Property Partnerships, and (ii) to redeem the Series A Convertible Redeemed Preferred Stock. As a consequence of this use of proceeds, the ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and a 25.2% limited partner interest held by the Unit holders. Accordingly, the Company has accounted for its interests in the Operating Partnership and the Property Partnerships on a consolidated basis effective as of the completion of the IPO. A total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) are outstanding effective as of the completion of the IPO.

                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


3. Significant Accounting Policies

         Business Information and Segments

The Company, its subsidiaries, affiliates and related real estate joint ventures are engaged principally in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly located in the greater New York, N.Y. and Miami, Fl. metropolitan areas. These shopping centers are anchored generally by discount stores, supermarkets, drugstores and other retailers offering day to day shopping necessities. Management considers the Company's various operating, investing, and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources on net income.

                  The Company's results of operations are significantly dependent on the overall health of the retail industry. The Company's tenant base is comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could reduce merchant sales, which could adversely affect the operating results of the Company. A number of retailers occupy space in more than one of the Company's shopping centers; however, no single tenant accounts for more than 5.4% of the Company's revenues. Approximately 40.5% of total revenue for the year ended December 31, 1998 was derived from the Company's four shopping center properties in Hialeah, Florida. Any adverse change in the operating profitability of these properties may have a material adverse effect on the Company.

         Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership and the Property Partnerships effective as of May 13, 1998. See Notes 1 and 2. All significant intercompany accounts and balances have been eliminated in consolidation.

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Real Estate Properties

                  Building and improvements are depreciated on the straight-line method over the estimated useful lives of the assets which range from fifteen to thirty-nine years, and tenant improvements (included in buildings and improvements in the accompanying balance sheet) are amortized over the lives of the respective leases using the straight-line method.

                  In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are required to be reported at the lower of cost or fair value. Assets to be disposed of are required to be reported at the lower of cost or fair value less cost to sell. Assets are classified to be disposed when management has committed to a plan to dispose of the assets. No impairment losses have been recorded.

         Cash and Cash Equivalents

                  Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less from date of purchase.

                  Banking relationships are maintained with major financial institutions. The properties are operated through multiple bank

                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


accounts to mitigate exposure to loss of cash balances which may from time to time exceed federally insured limits.

         Revenue Recognition

Minimum revenues from rental property are recognized on a straight-line basis over the terms of the respective tenant leases. Percentage rents, representing the Company's participation in tenants' gross sales in excess of predetermined thresholds, are recognized upon verification that such rents are due for any given lease year.

         Deferred Charges

                  Costs incurred to obtain tenant leases and long term financing, included in deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheet, are amortized over the terms of the related leases or debt agreements, as applicable.

         Income Taxes

                  The Company operates so as to qualify as a REIT under section 856(C) of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. As a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on any undistributed taxable income.

         Income(loss) per share

                  Basic net income (loss) per share excludes the dilutive effects of any outstanding options and warrants. Diluted net income (loss) per share includes the dilutive (but not any anti-diliutive) effect of outstanding options and warrants calculated under the treasury stock method.

                  Basic and diluted net income per common share in the accompanying Consolidated Statement of Income for the year ended December 31, 1998 is based upon a weighted average number 4,715,226 shares of Common Stock outstanding for the year.

                  The Company and the Operating Partnership received their interest in the Properties at the close of business on December 31, 1997 and had no operations as a public entity; therefore, the Company has not presented income (loss) per share for this period. If the 47,660 shares had been outstanding since the Company's incorporation, the Company's basic and diluted loss per share (as calculated pursuant to FASB No. 128) would have been $11.39. The Company authorized a Common Stock split of 1.7051 to 1 effective immediately prior to the completion of the IPO. Had this stock split occurred, basic and diluted loss per share would have been $6.68.

         Interest Capitalization

                  Interest costs incurred during the development and major redevelopment of shopping center properties are capitalized and amortized on the same basis as related depreciation. Total interest costs incurred, paid and capitalized during the year ended December 31, 1998 totaled $5,360, $4,572 and $50, respectively.
                                    43

                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


4. Investments in Real Estate Joint Ventures

                  The Company and its subsidiaries have investments in various real estate joint ventures which are accounted for on the equity method. These joint ventures are engaged in the operation of shopping centers which are either owned or held under a long-term ground lease. Summarized financial information regarding the financial position and operations of these real estate joint ventures is as follows:

                                                        December 31, 1998
                                                        -----------------
Assets:
       Real estate, net                                        $87,223
       Other assets                                              4,459
                                                           ------------
                                                               $91,682
                                                           ============
Liabilities and Partners' Capital
       Mortgages payable                                       $10,000
       Other liabilities                                         1,211
       Partners' Capital                                        80,471
                                                           ------------
                                                               $91,682
                                                           ============

                                                     Year Ended December 31,
                                                     -----------------------
                                                              1998
                                                              ----
Revenues from rental property                                   $9,417
Operating expenses                                              (2,456)
Mortgage interest                                                 (394)
Depreciation and amortization                                   (1,505)
Other, net                                                        (665)
                                                           ------------
                                                                $4,397
                                                           ============


                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

5. Investment in Operating Partnership and Property Partnerships

                  Prior to completion of the IPO, the Company and its subsidiaries held a 6.1% non-managing general partnership interest in the Operating Partnership (which held a 99.989% limited partner or member interest in each of the Property Partnerships) and .01% non-managing general partner/member interests in the Property Partnerships, respectively. Accordingly, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method.

                  Condensed financial information for (i) the Company as if its property operations had been consolidated as of January 1, 1998 for (a) the period January 1, 1998 to May 12, 1998 and, (b) for the year ended December 31, 1998, and (ii) the Property Partnerships, which consisted of The Philips Company (comprising ten shopping center properties) and Merrick Commons and Mill Basin Plaza (two shopping center properties), for the year ended December 31, 1997, follows.

                                                                                    Period              Year Ended December 31,
                                                                               January 1, 1998 to       -----------------------
                                                                                 May 12, 1998             1998            1997
                                                                                 ------------             ----            ----
Operating Data:
          Revenues from rental property                                              $12,224              $34,849         $31,937
                                                                                  -----------          -----------     -----------
          Expenses:
                   Operating expenses                                                  1,505                4,718           4,316
                   Real estate taxes                                                   1,749                5,007           4,639
                   Management fees to affiliates                                         363                1,051           1,241
                   Interest expense                                                    5,337                9,582          15,011
                   Depreciation and amortization                                       2,021                5,829           4,946
                   General and administrative expenses                                    52                   62             188
                                                                                  -----------          -----------     -----------
                                                                                      11,027               26,249          30,341
                                                                                  -----------          -----------     -----------
                            Operating income                                          $1,197               $8,600          $1,596
                                                                                  ===========          ===========     ===========


                                                                                                           December 31, 1997
                                                                                                           -----------------
Balance Sheet Data:
          Rental properties, at cost                                                                            $199,428
          Total assets                                                                                          $195,616
          Mortgage notes payable                                                                                $176,602
          Owner's Equity                                                                                         $13,869


                       PHILIPS INTERNATIONAL REALTY CORP.

                (Dollars in thousands, except per share data)

6. Deferred Charges, Prepaid Expenses and Other Assets

     Deferred Charges and Prepaid Expenses:

     Deferred charges and prepaid expenses included in the accompanying Consolidated Balance Sheet as of December 31, 1998 are comprised as follows:

         Deferred financing                                    $1,315
         Deferred leasing                                       2,802
         Other deferred charges                                   438
         Prepaid expenses                                         333
                                                           -----------
                                                                4,888
         Less, accumulated amortization                         1,008
                                                           -----------
                                                               $3,880
                                                           ===========

     Other Assets:

         Other assets in the accompanying Consolidated Balance Sheet as of December 31, 1998 consists of restricted real estate tax escrows, capital improvement escrows and tenant security deposits totaling $1,787.

7. Mortgages and Notes Payable

     As of December 31, 1998, mortgage notes payable aggregated $137,487 and were collateralized by the shopping center properties. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2007. The loan agreements contain customary representations, covenants and events of default.

The following table summarizes the mortgages and notes payable outstanding as of December 31, 1998:

Property
Millside Plaza           First mortgage notes with fixed interest rate of 7.48% due December                    $12,061
Elm Plaza                2002. The notes are cross-defaulted and cross-collateralized.
Foxboro Plaza            Monthly payments of principle and interest total $85.

Mall on the Mile         First mortgage notes with a life insurance company with a fixed interest                33,384
Palm Springs Village     rate of 7.83% due February, 2004. The notes are cross-defaulted and cross-collateralized. Monthly payments of principal and interest total
                         $260.

Merrick Commons          First mortgage note payable to a bank with a fixed interest rate of 7.38%               25,540
and Mill Basin Plaza     due January, 2003. The note is collateralized by mortgages on both properties. Monthly payments of principal and interest total $178.


                       PHILIPS INTERNATIONAL REALTY CORP.

                (Dollars in thousands, except per share data)

7. Mortgages and Notes Payable --(Continued)

Property

Munsey Park S. C.        First mortgage note payable to a bank with a fixed interest rate of                     12,727
                         8.125% due October, 2007.  Monthly payments of principal and interest total $95.

                         Unsecured promissory note with a fixed interest rate of 5.00% due July, 2001.            1,250
                                                                                                          -------------

                         Total Fixed Rate Obligations                                                            84,962

Forest Ave.              Revolving line of credit with a variable interest rate of LIBOR                         52,525
Branhaven Plaza          plus 1.25% (6.3141% at December 31, 1998), matures  in May, 2000.
Meadowbrook Commons      Monthly interest payment at December 31, 1998  was $273.
Shops on 49th Street
Philips Plaza


                                                                                                          -------------

                         Total Variable Rate Obligations                                                         52,525
                                                                                                          -------------

                         Total Mortgages and Notes Payable                                                     $137,487
                                                                                                          =============

     Credit Facility

     The Company established a revolving credit facility of $100,000 upon the consummation of the IPO. The availability of funds under the credit facility is subject to the Company's compliance with a number of customary financial and other covenants on an on-going basis. The credit facility has been used primarily to finance its acquisition and redevelopment activities. Borrowings under the credit facility are collateralized by certain shopping center properties with recourse to the Company.


     The combined aggregate principal maturities of mortgages and notes payable outstanding as of December 31, 1998 are as follows:


                                                                    Fixed Rate Obligations          Variable Rate Obligations
                                                               ---------------------------------  ---------------------------------
                                                                    Rate             Amount            Rate             Amount

                   1999                                             7.71%            $1,019             --              $   --
                   2000                                             7.71%             1,100            6.31%             52,525
                   2001                                             6.32%             2,438             --                  --
                   2002                                             7.50%            12,803             --                  --
                   2003                                             7.40%            25,249             --                  --
                   Thereafter                                       7.91%            42,353             --                  --

                                                                      46

                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

8. Fair Value of Financial Instruments

                  Estimated fair values for the financial instruments were determined by management using market information available as of December 31, 1998 and appropriate valuation methodologies which included, in the case of debt instruments, consideration of interest rates available for the issuance of debt with terms and maturities similar to its currently outstanding indebtedness. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998.

                  Cash equivalents, accounts receivable and mortgages and notes payable are reflected in the accompanying Consolidated Balance Sheet as of December 31, 1998 at amounts which reasonably approximate their fair values.

9. Related Party Transactions

         Management Agreement

                  The Company has entered into a management agreement with Philips International Holding Corp. ("PIHC"), a related party, which provides for day-to-day management, leasing and construction supervisory services. Fees payable for such services are (i) a management fee equal to 3% of gross rental collections, (ii) leasing commissions in amounts not to exceed local current market rates, and (iii) construction supervisory fees up to 10% of the costs of a project. In addition, PIHC is reimbursed for certain direct out-of-pocket expenses. Fees paid for such services totaled $1,441 for the year ended December 31, 1998.

10. Commitments and Contingencies

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

                  The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases which may expire during the period, for leases in effect at December 31, 1998 are as follows:

1999............................................................... $25,334
2000...............................................................  24,269
2001...............................................................  24,720
2002...............................................................  19,026
2003...............................................................  17,455
Thereafter......................................................... 123,805
                                                                   --------

                                                                   $234,609
                                                                   ========

                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

Legal Proceedings

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

11. Stock Option Plan

                  The Company maintains a stock option plan (the "Plan") pursuant to which a maximum 852,550 shares of the Company's Common Stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board in its sole discretion. A total 654,000 options to acquire shares of Common Stock at $17.50 per share were granted to directors, officers and employees of the Company and PIHC in conjunction with the IPO. An additional 5,000 options were granted to employees of the Company and PIHC at a weighted average exercise price of $14.94 per share during the remainder of 1998. All such options (184,667 of which were excerisable at December 31, 1998 at an exercise price of $17.50) were outstanding at December 31, 1998.

                  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation'" the Company's pro forma net income and net income per share would have differed. The Black-Scholes option pricing model estimates fair value of options using subjective assumptions which can materially effect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model for all options granted and assuming (i) a risk-free interest rate of 5.11%, (ii) a dividend yield on the Company's common stock of 7.71%, (iii) a volatility factor for the market price of the Company's Common Stock of 21.62% and (iv) a weighted-average expected life of options of approximately 9.0 years, the Company's pro forma net income, basic pro forma net income per share and diluted pro forma net income per share would have been $4,043, $0.86, and $0.86, respectively, for the year ended December 31, 1998. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and the fair value thereof may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

12. Supplemental Financial Information

            The following summary represents the results of operations for each quarter during the year ended December 31, 1998. The income before extraordinary items per share on a basic and diluted basis for the respective quarters does not total the amount reflected in the accompanying Consolidated Statement of Income due to the significant number of common shares issued in conjunction with the May 1998 Offering.

                                                                          1998 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                   Mar. 31         June 30         Sept. 30        Dec. 31
--------------------------------------------------------------------------------------------------------------------------
Revenues from rental property                                         $ --          $4,528         $8,769          $9,328
Income before extraordinary items                                       28           1,015          1,748           1,730
Income before extraordinary items per common share
       Basic                                                        $(0.20)          $0.25          $0.24           $0.24
       Diluted                                                      $(0.20)          $0.25          $0.24           $0.24


                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


13. Extraordinary Items

                  The accompanying Consolidated Statement of Income for the year ended December 31, 1998, includes $65 in extraordinary losses representing the Company's share of prepayment penalties incurred and deferred financing costs written-off in connection with the repayment of certain mortgage loans with proceeds of the IPO.

14. Stock Dividends

                  On June 15, September 15, and December 15, 1998, the Board of Directors declared common stock dividends of $.1812, $.3375 and $.3375 per share, respectively, which amounts were paid on July 15 and October 15, 1998, and January 15, 1999 to common shareholders of record on July 1, October 1, and December 15, respectively. The $.3375 rate of dividend (representing a full quarterly dividend payment), if annualized, would equal $1.35 per share.

                  During March and May 1998 the Board of Directors of the Company declared dividends on the Series A Convertible Redeemable Preferred Stock at the rates of $22.50 and $10.04 per share, respectively. These dividends were paid on March 31 and May 13, 1998, respectively.

15. Acquisition of Real Estate Interests

                  During the year ended December 31, 1998 the Company acquired
(i) a 77,000 square foot shopping center property located in Munsey Park, NY for approximately $21,500 in cash, (ii) a 50% joint venture interest in a retail/residential site located in New York City, N.Y. for approximately $3,400 in cash, (iii) a 43% interest in a limited partnership affiliated with the Company which owns nine K-Mart anchored shopping centers for approximately $19,100 in cash, (iv) a 50% joint venture interest in a retail, redevelopment site in Palm Beach County, Florida, for approximately $3,100 in cash, (v) a 75% joint venture interest in a 54,000 square foot shopping center in Yonkers, N.Y. which the Company intends to redevelop, for approximately $6,300 in cash, (vi) a 75% interest in a retail development site in Glen Cove, N.Y., for approximately $2,700 in cash, and (vii) interests in two additional retail development sites for approximately $3,000 in cash. Subsequent to year end, the Company acquired an additional 14% interest in the portfolio of K-Mart anchored shopping centers for approximately $6,400 in cash. Purchase of the interests in the portfolio of K-Mart anchored shopping centers was unanimously approved by the independent members of the Company's Board of Directors. Mr. Pilevsky is a 1% general partner in the limited partnership which holds title to the K-Mart portfolio. These various transactions were financed with approximately $51,400 drawn under the Company's line of credit, and property indebtedness of approximately $14,100.

16. Pro Forma Financial Information

                  As discussed in Note 15, the Company acquired a shopping center property located in Munsey Park, New York, during the year ended December 31, 1998. The pro forma information set forth below is based upon the Company's Consolidated Statement of Income for the year ended December 31, 1998, adjusted to give effect to this property acquisition as of January 1, 1998.

                  This pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been, had the property acquisition occurred as of January 1, 1998, nor does it purport to represent the results of future operations.



                                                                       Year
                                                                  Ended 12/31/98
                                                                  --------------

Revenues from rental property                                        $24,452
Income  before extraordinary items                                   $ 4,492
Income  before extraordinary items,
   basic and diluted per common share                                $  0.94

                       PHILIPS INTERNATIONAL REALTY CORP,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)


17. Subsequent Events

                  Subsequent to December 31, 1998, the Company adopted a Shareholder Rights Plan. Under the Shareholder Rights Plan, rights to purchase shares of newly issued Philips International Realty Corp. Series A Junior Participating Preferred Stock will be distributed to shareholders as a non-cash dividend at the rate of one right for each share of Common Stock held as of the close of business on March 31, 1999. Each of the rights, which expire on March 31, 2009, will entitle shareholders to buy one one-thousandth of a share of Preferred Stock at an exercise price of $55.00 if any person or group becomes the beneficial owner of 15% or more of the Company's Common stock. Each Preferred Stock interest, excluding Preferred Stock interests owned by such person or group, will entitle its holder to purchase shares of the Company's Common Stock having a value of twice the right's then current exercise price.

                  During March 1999, the Company acquired the remaining 50% interest it did not own in a retail development site in Palm Beach County, Florida for approximately $3,600 in cash. See Note 15.

                       PHILIPS INTERNATIONAL REALTY CORP.

             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1998
                             (Dollars in thousands)

                                                                                               Cost Capitalized Subsequent
                                                       Initial Cost                                   to Acquisition
                                 --------------------------------------------------------  -------------------------------------
                                                        Land and         Buildings and         Land and         Buildings and
         Description               Encumbrances       Improvements        Improvements       Improvements       Improvements
         -----------               ------------       ------------        ------------       ------------       ------------

Millside Plaza                         $4,439               $960             $5,443                $297               $719
     Delran, NJ
Elm Plaza                               3,372                709              4,968                  17                (38)
     Enfield, CT
Branhaven Plaza                            --              1,883              7,646                 594              1,036
     Branford, CT
Forest Avenue                              --              1,984              8,428               1,955              9,373
     Shoppers Town
     Staten Island, NY

Meadowbrook                                --              6,284                 --               2,115             21,384
     Commons
     Freeport, NY

Foxboro Plaza                           4,250                655              6,055                 194               (558)
     Foxborough, MA
Palm Springs Mile(1)                   85,909             13,137             26,861               8,787             37,338
     Hialeah, FL (5
     properties)
Mill Basin Plaza                       13,135              5,107              8,696               1,795              2,682
     Brooklyn, NY
The Shoppes at                             --                362              2,052                   3                 17
     Lake Mary
     Lake Mary, FL

Merrick Commons                        12,405              2,257              4,191               2,023              8,058
     Merrick, NY
Munsey Park                            13,977              4,382             17,543                  --                 --
     Munsey Park, NY
Balance of Portfolio                       --                 --                 --                  --              1,502

                                --------------     --------------      -------------      --------------     --------------
                                     $137,487            $37,720            $91,883             $17,780            $81,513
                                ==============     ==============      =============      ==============     ==============



                                                         Gross Amounts at Which
                                                        Carried at Close of Period                                    Life on Which
                             ----------------------------------------------------------------------                   Depreciation
                                 Land and      Buildings and                      Accumulated         Date                 is
         Description           Improvements    Improvements          Total        Depreciation       Acquired           Computed
         -----------           ------------    ------------          -----        ------------       --------    ------------------

Millside Plaza                    $1,257           $6,162           $7,419              $987          12/26/86      31.5 - 39 years
     Delran, NJ
Elm Plaza                            726            4,930            5,656               897          12/24/86       15 - 39 years
     Enfield, CT
Branhaven Plaza                    2,477            8,682           11,159             1,597          12/31/85       15 - 39 years
     Branford, CT
Forest Avenue                      3,939           17,801           21,740             2,264          11/16/84       15 - 39 years
     Shoppers Town
     Staten Island, NY

Meadowbrook                        8,399           21,384           29,783             1,746          11/9/89        15 - 39 years
     Commons
     Freeport, NY

Foxboro Plaza                        849            5,497            6,346             1,040          11/24/86       15 - 39 years
     Foxborough, MA
Palm Springs Mile(1)              21,924           64,199           86,123             9,368           4/1/85        15 - 39 years
     Hialeah, FL (5
     properties)
Mill Basin Plaza                   6,902           11,378           18,280               668           9/1/94          39 years
     Brooklyn, NY
The Shoppes at                       365            2,069            2,434                53          12/30/97         39 years
     Lake Mary
     Lake Mary, FL

Merrick Commons                    4,280           12,249           16,529             1,156           1/1/86        15 - 39 years
     Merrick, NY
Munsey Park                        4,382           17,543           21,925               206          7/31/98          39 years
     Munsey Park, NY
Balance of Portfolio                  --            1,502            1,502                --          10/29/98            N/A

                             ------------     ------------    -------------      ------------
                                 $55,500         $173,396         $228,896           $19,982
                             ============     ============    =============      ============


(1) Represents Credit Facility which is collateralized by five properties.

                             (Dollars in Thousands)

         The changes in real estate for the three years ended December 31, 1998 are as follows:

                                                                                            1998          1997          1996
                                                                                            ----          ----          ----

Balance, beginning of year                                                                 $199,428 (1)  $137,399      $124,892
Property acquisitions and purchase accounting adjustment                                     24,576 (1)    20,789            --
Improvements                                                                                  4,892 (1)    41,240        12,507
                                                                                         -----------   -----------   -----------
Balance, end of year                                                                       $228,896      $199,428      $137,399
                                                                                         ===========   ===========   ===========


       The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 1998 was $154,178.

       The changes in accumulated depreciation for the three years ended December 31, 1998 are as follows:

                                                                                            1998          1997          1996
                                                                                            ----          ----          ----

Balance, beginning of year                                                                  $14,556 (1)   $24,277       $21,315
Purchase accounting adjustments.                                                                 --       (15,318)           --
Depreciation for period.                                                                      5,426 (1)     5,597         2,962
                                                                                         -----------   -----------   -----------
Balance, end of year                                                                        $19,982       $14,556       $24,277
                                                                                         ===========   ===========   ===========

(1) Includes amounts for property partnerships which were accounted for under the equity method prior to May 13, 1998.

                         Report of Independent Auditors


The Board of Directors
Philips International Realty Corp.

We have audited the combined statements of income, owners' deficit and cash flows of The Philips Company for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of The Philips Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements of The Philips Company referred to above present fairly, in all material respects, the combined results of its operations and its cash flows for years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


Ernst & Young LLP


New York, New York
March 6, 1998

                             THE PHILIPS COMPANY

                                (PREDECESSOR)

                        COMBINED STATEMENTS OF INCOME

                For the Years ended December 31, 1997 and 1996

                            (Dollars in thousands)

                                                     1997             1996
                                                     ----             ----


Revenues from rental properties                     $26,968           $25,947
                                                ------------     -------------

Expenses

       Operating expenses                             3,936             4,176
       Real estate taxes                              3,819             3,671
       Management fees to affiliates                  1,001               878
       Interest expense                              12,966            11,728
       Depreciation and amortization                  4,122             3,417
       General and administrative expenses              165               306
                                                ------------     -------------

                                                     26,009            24,176
                                                ------------     -------------

                                                        959             1,771

Equity in income of investees                           339                95
Other income, net                                        38                22
                                                ------------     -------------

       Income before extraordinary items              1,336             1,888

Extraordinary items                                     671             2,881
                                                ------------     -------------

       Net income                                    $2,007            $4,769
                                                ============     =============

                             See accompanying notes.

                               THE PHILIPS COMPANY

                                  (PREDECESSOR)

                     COMBINED STATEMENTS OF OWNERS' DEFICIT

                 For the Years Ended December, 31, 1997 and 1996

                             (Dollars in thousands)

Balance, December 31, 1995                                          $ (22,091)
       Distributions                                                   (1,101)
       Contributions                                                    7,257
       Net income                                                       4,769
                                                                 -------------

Balance, December 31, 1996                                            (11,166)
       Distributions                                                  (21,489)
       Contributions                                                   24,202
       Net income                                                       2,007
                                                                 -------------

Balance, December 31, 1997                                          $  (6,446)
                                                                 =============

                             See accompanying notes.

                               THE PHILIPS COMPANY

                                  (PREDECESSOR)

                        COMBINED STATEMENTS OF CASH FLOWS

                 For the Years Ended December 31, 1997 and 1996

                             (Dollars In Thousands)

                                                                                         1997           1996
                                                                                         ----           ----

OPERATING ACTIVITIES:
     Net income                                                                          $2,007         $4,769
         Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                              4,122          3,417
               Amortization of mortgage discount                                             32             59
               Extraordinary items                                                         (671)        (2,881)
               Equity in income of investees                                               (339)           (95)
         Changes in operating assets and liabilities:
               Accounts receivable                                                         (665)          (574)
               Related party receivables                                                      3           (357)
               Deferred charges.                                                         (1,055)        (2,957)
               Other assets.                                                              1,041            432
               Accounts payable and accrued expenses                                       (161)          (793)
               Related party payables.                                                   (1,179)         1,997
               Other liabilities                                                           (297)           550
                                                                                     -----------     ----------

     Net cash provided by operating activities.                                           2,838          3,567
                                                                                     -----------     ----------

INVESTING ACTIVITIES:
     Additions to land, buildings and improvements.                                     (19,186)        (9,359)
                                                                                     -----------     ----------

     Net cash used in investing activities.                                             (19,186)        (9,359)
                                                                                     -----------     ----------

FINANCING ACTIVITIES:
     Proceeds from debt financing                                                        79,400         14,835
     Establish minority interest                                                        (61,792)       (10,742)
     Contributions from owners.                                                          18,421          2,635
     Distributions to owners.                                                           (20,177)          (642)
                                                                                     -----------     ----------

     Net cash provided by financing activities.                                          15,852          6,086
                                                                                     -----------     ----------

Net increase (decrease) in cash and cash equivalents                                       (496)           294
Cash and cash equivalents at beginning of period                                            785            491
                                                                                     -----------     ----------

Cash and cash equivalents at the end of the period                                         $289           $785
                                                                                     ===========     ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:

Loans to and from affiliates reclassified as capital contributions and/or distributions:

     Contributions.                                                                      $1,009         $2,524
     Distributions.                                                                       1,312            459
Non cash adjustments relating to purchase of partnership interests
     Increase in rental properties.                                                      $8,298         $3,148
     Decrease in accounts receivable.                                                    (2,771)          (846)
     Decrease in deferred charges (net)                                                    (755)          (204)
                                                                                     -----------     ----------

     Increase in owners' equity                                                          $4,772         $2,098
                                                                                     ===========     ==========

SUPPLEMENTARY INFORMATION:

     Interest paid                                                                      $11,357        $10,878
                                                                                     ===========     ==========

     Interest capitalized                                                                   $--            $42
                                                                                     ===========     ==========


                             See accompanying notes.

                               THE PHILIPS COMPANY
                                  (PREDECESSOR)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)


1. Description of Business and Significant Accounting Policies

         The Philips Company (the "Company") was engaged in the ownership, operation, leasing and development of seven neighborhood and community shopping center properties (collectively, the "Properties") located in New York, Connecticut, New Jersey, Massachusetts and Florida.

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

         Reference should be made to Note 1 of the accompanying Notes to Consolidated Financial Statements of Philips International Realty Corp. for further information concerning the Formation Transactions.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Properties

         Buildings and improvements were depreciated on the straight-line method over the estimated useful lives of the assets which range from fifteen to thirty-nine years, while tenant improvements were amortized over the lives of the respective leases, using the straight-line method.

         During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ('SFAS No. 121'), Accounting for the

                               THE PHILIPS COMPANY
                                  (PREDECESSOR)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1. Description of Business and Significant Accounting Policies--(Continued)

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

Deferred Charges

         Deferred charges are amortized over the terms of the related leases or debt agreements, as applicable.

Revenue Recognition

         Minimum revenues from rental property were recognized on a straight-line basis over the terms of the respective tenant leases.

Income Taxes

         The entities comprising the Company were not taxpaying entities for income tax purposes and, accordingly, no provision or credit has been made in the accompanying financial statements for income taxes. Owners'/members' allocable shares of taxable income or loss are reportable on their respective income tax returns.

Concentration of Revenue and Credit Risk

         Approximately 54% and 51% of the Company's total revenue for the years ended December 31, 1997, and 1996, respectively, was derived from Palm Springs Mile Associates Ltd. Any adverse change in the operating profitability of this property may have a material adverse effect on the Company.

2. Investment in Partnerships

         The Philips Company had a limited partnership interest and a minority general partnership interest in the following two partnerships (the "Merrick/Mill Basin Properties") which also owned and operates neighborhood and community shopping centers.

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

                               THE PHILIPS COMPANY
                                  (PREDECESSOR)
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in thousands)

2. Investment in Partnerships--Continued

       Condensed operating information for these entities for the years ended December 31, 1997 and 1996, was as follows:

                                                          1997      1996
                                                        -------   -------

       Revenues from rental property and other income   $ 4,972   $ 4,959
       Interest income from affiliates ..............        --     1,297
                                                        -------   -------

             Total revenue ..........................     4,972     6,256

       Operating and other expenses .................     1,463     1,492
       Interest .....................................     2,045     3,496
       Depreciation and amortization ................       824       576
                                                        -------   -------

             Total expenses .........................     4,332     5,564
                                                        -------   -------

             Income before extraordinary item .......       640       692
       Extraordinary item ...........................        --      (349)
                                                        -------   -------

             Net income .............................   $   640   $   343
                                                        =======   =======

                               THE PHILIPS COMPANY
                                  (PREDECESSOR)
               NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (Dollars in Thousands)

3. Rental Income

The Company's shopping center properties are leased to tenants under operating leases. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or upward adjustments based on certain inflation indices. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes. Minimum rentals and expense reimbursements represented 96% and 95% of revenues from rental properties for the years ended December 1997 and 1996, respectively.

The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases which may expire during the period, for leases in effect at December 31, 1997, are as follows:

1998     ....................................................         $ 19,132
1999     ....................................................           18,016
2000     ....................................................           16,958
2001     ....................................................           14,594
2002     ....................................................           11,785
Thereafter...................................................           89,698
                                                                      --------

                                                                      $170,183
                                                                      ========

4. Related Party Transactions

  Management Agreement

  Management services for the Company's properties are provided by a related party, Philips International Holding Corp. Fees paid by the Company for such services are generally based on 3% to 5% of total revenue.

  Leasing Commissions

  Philips International Holding Corp., a related party, provides leasing services to the Company for fees ranging generally from 2% to 5% of total contractual rent due pursuant to the tenant leases. Leasing commissions paid to Philips International Holding Corp. for the years ended December 31, 1997 and 1996 were $95 and $773, respectively.

5. Contingencies

  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

6. Extraordinary Items

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



                   SIGNATURE                                            TITLE                                  DATE
                   ---------                                            -----                                  ----
             /s/ PHILIP PILEVSKY                   Chairman of the Board and Chief Executive Officer       March 31, 1999
             -------------------
               Philip Pilevsky


              /s/ LOUIS J. PETRA                   Director and President                                  March 31, 1999
              ------------------
                Louis J. Petra


              /s/ SHEILA LEVINE                    Director, Chief Operating Officer,                      March 31, 1999
              -----------------                    Executive Vice President and Secretary
                Sheila Levine


            /s/ BRIAN J. GALLAGHER                 Chief Financial Officer, Acquisitions                   March 31, 1999
            ----------------------                 Director and Treasurer
              Brian J. Gallagher


             /s/ ARNOLD S. PENNER                  Director                                                March 31, 1999
             --------------------
               Arnold S. Penner


             /s/ A. F. PETROCELLI                  Director                                                March 31, 1999
             --------------------
               A. F. Petrocelli


               /s/ ELISE JAFFE                     Director                                                March 31, 1999
               ---------------
                  Elise Jaffe


              /s/ ROBERT GRIMES                    Director                                                March 31, 1999
              -----------------
                Robert Grimes


      EXHIBIT
       NUMBER       DESCRIPTION

          3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference)

          3.2 Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

          3.3 Articles Supplementary of Series A Preferred Stock (filed as Exhibit 3.2 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          3.4       Form of Certificate of Common Stock (filed as Exhibit
                    3.4 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

          4.1* Shareholder Rights Agreement, dated as of March 31, 1999 between the Company and BankBoston, N.A.

          4.2 *     Articles Supplementary for Series A Junior
                    Participating Preferred Stock

          10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

          10.2* First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership

          10.3      Form of 1997 Stock Option and Long-Term Incentive
                    Plan of the Company (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4,
                    Registration No. 333-41431, and incorporated herein by reference)

          10.4 Form of Agreement of Limited Partnership for Property Partnerships (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.5 Form of Articles of Incorporation of Philips Subs (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporation herein by reference)

          10.6 Form of Bylaws of Phillips Subs (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.7 Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit
                    10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.8 Form of Registration Rights Agreement among the Company and certain holders of limited partnership interests in the Operating Partnership ) filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.9 Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

          10.10 Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine. (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

          10.11 Employment Agreement between the Company and Louis J. Petra (filed as Exhibit 10.1 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          10.12 Employment Agreement between the Company and Sheila Levine (filed as Exhibit 10.2 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          10.13 Form of Warrant (filed as Exhibit 10.12 to the Company' Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

          10.14 Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          10.15 Non-Recourse Secured Promissory Note of National Properties Trust (filed as Exhibit 10.14 to Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)

          10.16 Form of Amended and Restated Mortgage, Assignment of Leases, Security Agreement and Spreader Agreement and Renewal Promissory Note for Mall on the Mile and Palm Springs Village (filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

          10.17 Employment Agreement between the Company and Brian J. Gallagher (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

          10.18 Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as
                    Exhibit 10.18
                    to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference.)

          21.1      List of Subsidiaries of the Company (filed as Exhibit
                    21.1 to the Company's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

          22.1*     News Release of the Company dated March 31, 1999

          23.1*     Consent of Ernst & Young LLP

          27.1*     Financial Data Schedule

*filed herewith