Form 10-Q
period 1999-03-31
PHILIPS INTERNATIONAL REALTY CORP
filed 1999-05-14
CIK 1050686

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to_______
                        Commission file number   000-23463
                                               -------------

                       Philips International Realty Corp.
             (Exact name of registrant as specified in its charter)

        Maryland                                13-3963667
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

         7,340,474 shares outstanding as of April 30, 1999.


===============================================================================

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)


             Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

             Condensed Consolidated Statement of Income for the Three Months Ended March 31, 1999

             Condensed Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 1999

             Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1999

             Condensed Consolidated Statement of Income for the Three Months Ended March 31, 1998

             Condensed Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 1998

             Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1998

             Notes to Condensed Consolidated Financial Statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.   Quantitative and Qualitative Disclosure of Market Risk

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                                     3/31/99                  12/31/98
                                                                               ---------------------    ---------------------
                                                                                   (Unaudited)                (Note 2)
                            ASSETS

Rental properties - net                                                                $217,008,903             $208,914,386
Investments in real estate joint ventures                                                56,205,339               34,663,524
Cash and cash equivalents                                                                   886,082                9,116,070
Accounts receivable                                                                       6,250,166                5,986,763
Deferred charges and prepaid expenses                                                     4,798,683                3,879,574
Other assets                                                                              4,229,866                1,786,903
                                                                               ---------------------    ---------------------

Total Assets                                                                           $289,379,039             $264,347,220
                                                                               =====================    =====================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Mortgages and notes payable                                                     $161,714,227             $137,486,668
       Accounts payable and accrued expenses                                              3,779,896                2,350,799
       Dividends payable                                                                  2,771,031                2,477,412
       Other liabilities                                                                  1,916,580                1,715,335
                                                                               ---------------------    ---------------------

Total Liabilities                                                                       170,181,734              144,030,214
                                                                               ---------------------    ---------------------

Minority interests in Operating Partnership                                              30,698,022               30,919,150
                                                                               ---------------------    ---------------------

Shareholders' Equity
       Preferred Stock, $.01 par value; 30,000,000 shares authorized;                   -                        -
            no shares issued and outstanding
       Common Stock, $.01 par value; 150,000,000 shares authorized;                          73,405                   73,405
            7,340,474 shares issued and outstanding
       Additional paid in capital                                                        92,668,007               92,668,007
       Cumulative distributions in excess of net income                                  (3,384,837)              (2,435,222)
                                                                               ---------------------    ---------------------
                                                                                         89,356,575               90,306,190
       Stock purchase loans receivable                                                     (857,292)                (908,334)
                                                                               ---------------------    ---------------------

Total Shareholders' Equity                                                               88,499,283               89,397,856
                                                                               ---------------------    ---------------------

Total Liabilities and Shareholders' Equity                                             $289,379,039             $264,347,220
                                                                               =====================    =====================


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    For the Three Months Ended March 31, 1999
                    -----------------------------------------

                                   (Unaudited)

Revenues from rental property                                                                     $9,211,727
                                                                                      -----------------------
Expenses:
  Operating expenses                                                                               1,157,002
  Real estate taxes                                                                                1,418,431
  Management fees to affiliates                                                                      275,974
  Interest expense                                                                                 1,807,018
  Depreciation and amortization                                                                    1,611,345
  General and administrative expenses                                                                613,599
                                                                                      -----------------------

                                                                                                   6,883,369
                                                                                      -----------------------

    Operating income                                                                               2,328,358

Equity in net income of real estate joint ventures                                                   613,631

Minority interests in income of Operating Partnership                                               (613,306)

Other income (expense), net                                                                         (507,267)
                                                                                      -----------------------

    Net income                                                                                    $1,821,416
                                                                                      =======================

Basic and diluted net income per common share                                                          $0.25
                                                                                      =======================


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1999
                    -----------------------------------------
                                   (Unaudited)

                                                                                                 Cumulative
                                               Common                                          Distributions
                                               Stock              Additional      Stock           in Excess         Total
                                          ------------------       Paid-In       Purchase          of Net        Shareholders'
                                          Shares      Amount       Capital        Loans             Income          Equity
                                          ------      ------       -------       --------      --------------    -------------

Balance, December 31, 1998               7,340,474    $73,405     $92,668,007    ($908,334)     ($2,435,222)      $89,397,856
Net income                                                                                        1,821,416        $1,821,416
Dividends on common stock                                                                        (2,771,031)      ($2,771,031)
Amortization of stock purchase loan                                                 51,042                            $51,042

                                         ---------    -------     -----------    ---------      -----------       -----------
Balance, March 31, 1999                  7,340,474    $73,405     $92,668,007    ($857,292)     ($3,384,837)      $88,499,283
                                         =========    =======     ===========    =========      ===========       ===========


                                                     See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the THREE MONTHS ENDED MARCH 31, 1999
                    -----------------------------------------

                                   (Unaudited)


Cash flow provided by operating activities:                                          $3,731,511
                                                                         -----------------------

Cash flow from investing activities:
       Acquisitions of land, buildings and improvements                              (9,604,558)
       Investments in joint ventures                                                (21,522,654)
       Purchase of mortgage note, secured by real estate                             (1,750,000)
                                                                         -----------------------

       Net cash used in investing activities                                        (32,877,212)
                                                                         -----------------------

Cash flow from financing activities:

       Principal amortization of mortgage notes payable                                (247,441)
       Proceeds from debt financing                                                  24,475,000
       Dividends paid on common stock                                                (2,477,412)
       Distributions to minority interest                                              (834,434)
                                                                         -----------------------

       Net cash provided by financing activities                                     20,915,713
                                                                         -----------------------

       Net decrease in cash and cash equivalents                                     (8,229,988)
Cash and cash equivalents, beginning of period                                        9,116,070
                                                                         -----------------------

Cash and cash equivalents, end of period                                               $886,082
                                                                         =======================


Noncash financing activities:

       Dividends declared and paid in succeeding period                              $2,771,031
                                                                         =======================

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    For the Three Months Ended March 31, 1998
                    -----------------------------------------
                                   (Unaudited)
                      (In thousands, except per share data)

Preferred units income allocation from Operating Partnership                                      $44
Equity in net income of Operating Partnership, as adjusted for the allocation of income
   to preferred units                                                                               4
Administrative expenses                                                                           (20)
                                                                                              -------
   Net income                                                                                     $28
                                                                                              =======
   Net loss applicable to common shares                                                          ($16)
                                                                                              =======

   Basic and diluted net loss per common share                                                 ($0.20)
                                                                                              =======



                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998
                    -----------------------------------------
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                               Cumulative
                                                                                              Distributions
                                      Preferred               Common             Additional       in Excess          Total
                                        Stock                 Stock              Paid-In          of Net        Shareholders'
                                 Shares       Amount    Shares       Amount      Capital          Income           Equity
                                 ------       ------    ------       ------      -------          ------           ------

Balance, December 31, 1997        1,940       $1,940    47,660         $0         $806         ($543)              $2,203
Net income                                                                                        28                   28
Dividends on preferred stock                                                                     (44)                 (44)

                                 ------       ------    ------       ------       ----         ------               -----
Balance, March 31, 1998           1,940       $1,940    47,660         $0         $806         ($559)              $2,187
                                 ======       ======    ======       ======       ====         ======               =====



                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1998
                    -----------------------------------------
                                   (Unaudited)
                                 (In thousands)

Cash flow provided by operations                                   $44
Cash flow from financing activities:                               ---
   Preferred stock dividend                                        (44)
                                                                   ---
   Net cash flow used in financing activities                      (44)
                                                                   ---
   Change in cash and cash equivalents                               0
Cash and cash equivalents, beginning of period                       0
                                                                   ---
Cash and cash equivalents, end of period                            $0
                                                                   ===






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

         On December 31, 1997, the partners and members of the Contributing Companies transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which hold title to such shopping center assets, to certain newly-formed entities (the "Property Partnerships") as designated by the Operating Partnership in exchange for limited partnership interests ("Units") therein. Simultaneously, the Company contributed its fee title interest in another shopping center property plus $533 in cash to the Operating Partnership in exchange for a non-managing general partnership interest therein. Philips International Realty, LLC (the "Interim Managing General Partner"), a Delaware limited liability company whose sole member was Mr. Pilevsky, made pro rata contributions to the Operating Partnership and to each of the Property Partnerships in exchange for managing general partner/member interests therein. Additionally, the Company capitalized various wholly-owned subsidiaries so as to enable such entities to similarly obtain general partner or managing member interests in each of the Property Partnerships. The resultant effect of the foregoing, together with certain other events constituting the Formation Transactions, was that the ownership of
(A) the Operating Partnership was comprised (i).001% by a managing general partner interest held by the Interim Managing General Partner (ii) 6.1% by a non-managing general partner interest held by the Company, and (iii) 93.899% by limited partner interests held by the Unit holders and (B) the Property Partnerships were each comprised (i).001% by a managing general partner/member interest held by the Interim Managing General Partner (ii).01% by a nonmanaging general partner/member interest held by subsidiaries of the Company, and (iii) 99.989% by a limited partner or member interest held by the Operating Partnership.

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

         Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for further information with regard to the Formation Transactions.

2. Interim Financial Statements

         The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership and the Property Partnerships effective as of May 13, 1998. See Note 3. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

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

         On May 13, 1998, the Company completed a primary public stock offering of 7,200,000 shares of Common

Stock at $17.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $13,000, totaling approximately $113,000, were used primarily to (i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions) of the Operating Partnership and the Property Partnerships, and (ii) to redeem the Series A Convertible Redeemed Preferred Stock outstanding. As a consequence of this use of proceeds, the ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and a 25.2% limited partner interest held by the Unit holders. Accordingly, the Company has accounted for its interests in the Operating Partnership and the Property Partnerships on a consolidated basis effective as of the completion of the stock offering. A total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) have been outstanding since completion of the stock offering.

4. Income (Loss) per Common Share

         Basic net income (loss) per share excludes the dilutive effects of any outstanding options. Diluted net income (loss) per share includes the dilutive (but not any anti-dilutive) effect of outstanding options calculated under the treasury stock method.

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income is based upon weighted average numbers of 7,340,474 and 81,265 shares of Common Stock outstanding for the three months ended March 31, 1999, and 1998, respectively.

5. Investments in Operating Partnership and Property Partnerships

         Prior to completion of the public stock offering referred to in Note 3, the Company and its subsidiaries held a 6.1% non-managing general partnership interest in the Operating Partnership (which held a 99.989% limited partner or member interest in each of the Property Partnerships) and .01% non-managing general partner/member interests in the Property Partnerships, respectively. Accordingly, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method.

         Condensed operating information for the Property Partnerships (comprising thirteen shopping center properties) for the three months ended March 31, 1998, follows. Certain balances have been reclassified to conform with current year presentations.

                                                           Property
                                                         Partnerships
                                                         ------------

Revenues from rental property ...........................    $  8,343
                                                             --------
Expenses:
         Operating expenses .............................       1,017
         Real estate taxes ..............................       1,195
         Management fees to affiliates ..................         247
         Interest expense ...............................       3,678
         Depreciation and amortization ..................       1,352
         General and administrative expenses ............          50
                                                             --------
                                                                7,539
                                                             --------
                           Income from operations .......    $    804
                                                             ========

6.  Stock Dividends

         On March 1, 1999, the Board of Directors declared a common stock dividend of $.3775 per share, which amount was paid on April 15, 1999, to common shareholders of record on March 31, 1999. The $.3775 rate of dividend, if annualized, would equal $1.51 per share.

         During March 1998 the Board of Directors of the Company declared a dividend on the Series A Convertible Redeemable Preferred Stock at the rate of $22.50 per share. This dividend was paid on March 31, 1998. The Series A Convertible Redeemable Preferred Stock was redeemed in May 1998 in conjunction with the stock offering discussed in Note 3.

7.  Segment Information

         Management considers the Company's various operating, investing and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based on net income.

                                     PART I

                             FINANCIAL INFORMATION
                                  (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

         When used in this Quarterly Report on Form 10-Q, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forwardlooking statements as a result of various factors.

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

         The following discussion compares the results of property operations of the Company for the three months ended March 31, 1999, with the results of property operations of The Property Partnerships for the three months ended March 31, 1998, as more fully described in Note 5 to the accompanying Condensed Consolidated Financial Statements.

Comparison of Three Months Ended 3/31/99 to Three Months Ended 3/31/98

         Revenues from rental property increased $869,000 or 10.4% to $9,212,000 for the quarter ended March 31, 1999, as compared with $8,343,000 for the quarter ended March 31, 1998. This net increase includes growth in base rental revenues associated with higher rent levels achieved on new and renewal leases and the acquisition of the Palm Beach, FL, and Munsey Park, NY, properties.

         Property operating expenses increased $140,000 from $1,017,000 for the quarter ended March 31, 1998, to $1,157,000 for the quarter ended March 31, 1999. This net increase reflects moderate increases in certain seasonal operating expenses and increased expenses associated with the acquisitions of the Palm Beach, FL, and Munsey Park, NY, properties. Property real estate taxes increased by approximately $223,000 to $1,418,000 for the quarter ended March 31, 1999, as compared with $1,195,000 for the corresponding period in 1998, reflecting the acquisition of the Palm Beach, FL, and Munsey Park, NY, properties, and the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

         Management fees remained constant at 3% of gross revenues for the quarters ended March 31, 1999, and 1998, as provided for in the Management Agreement.

         Interest charges decreased $1,871,000 or 50.9% to $1,807,000 for the quarter ended March 31, 1999, as compared with $3,678,000 for the quarter ended March 31, 1998, reflecting the repayment of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3, partially offset by interest costs on borrowings to fund the acquisition of the Palm Beach, FL and Munsey Park, NY properties.

         Depreciation and amortization expenses increased $259,000 to $1,611,000 for the quarter ended March 31, 1999, as compared with $1,352,000 for the quarter ended March 31, 1998. This increase reflects the depreciation and amortization of capital expenditures associated with the renovation and retenanting of properties in the portfolio and the acquisition of the Palm Beach, FL, and Munsey Park, NY, properties.

Liquidity and Capital Resources

         The Property Partnerships historically relied on fixed and floating rate mortgage financing to fund acquisitions and refinance maturing debt. Working capital and funds required for distributions, debt service and capital expenditures were generally provided through net cash flows from operations and, in certain instances, capital contributions of partners and/or additional borrowing. The ability to refinance debt prior to maturity and to fund acquisitions was generally dependent upon interest rates, the general availability of both mortgage debt and private equity in the marketplace and the cash flow and value of the asset to be financed or refinanced. Distributions were generally made based upon 100% of excess cash over identified, near-term requirements.

         The Company believes that its recent public stock offering improved its financial position, principally through enabling the Company to substantially reduce the outstanding indebtedness on its shopping center portfolio. In connection with this offering, the Company utilized approximately $109.3 million of the net proceeds to repay all of its then outstanding floating-rate debt and certain secured, fixed-rate obligations. The secured, fixed-rate debt then remaining, totaling approximately $71.5 million, had a weighted average interest rate and term to maturity of 7.6% and 5.2 years, respectively. The significant reduction in the Company's overall debt served to reduce annual mortgage interest expense as a percentage of total revenue and the cash from operations required to fund debt service requirements.

         Since completion of its initial public stock offering, the Company has financed the acquisition of approximately $91 million in real estate interests, with $77 million drawn under the Company's line of credit and assumed property indebtedness of approximately $14 million. Indebtedness outstanding at March 31, 1999, totaled $161.7 million, comprised of $ 84.7 million fixed rate mortgage debt with a weighted average interest rate and remaining term to maturity of 7.6% and 5 years, respectively, and $77 million in borrowings under the Company's line of credit. As of March 31, 1999, based upon the closing price for the Company's common shares in trading on the NYSE of $14.19 per share, the Company's ratio of total debt to total debt and equity market capitalization was 53.7%.

         The combined aggregate principal maturities of mortgages and notes payable outstanding as of March 31, 1999 are as follows:

                                     Fixed Rate Obligations               Variable Rate Obligations
                                     ----------------------               -------------------------
                                       Rate      Amount                     Rate          Amount
                                       ----      ------                     ----          ------
                                                 (000's)                                  (000's)
             4/1/99-12/31/99 .......  7.71%      $   771                   -----          $ ------
             2000 ..................  7.71%        1,100                   6.19%            77,000
             2001 ..................  6.32%        2,438                   -----            ------
             2002 ..................  7.50%       12,803                   -----            ------
             2003 ..................  7.40%       25,249                   -----            ------
             Thereafter ............  7.91%       42,353                   -----            ------

         The Company considers the availability of funds under its revolving credit facility described below and its access to other sources of debt and equity capital sufficient to pursue its identified growth strategies. The Company intends to make regular quarterly distributions to the holders of its Common Stock. The distribution for the period ended March 31, 1999, was $0.3775 per share (which, if annualized, would equal $1.51 per share), or an annual yield of 10.6% based on the March 31, 1999, closing price per share of $14.19.

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

         Upon consummation of its public stock offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling $77,000 at March 31, 1999, are secured by certain shopping center properties with recourse to the Company. The credit facility matures in May 2000, subject to extension upon mutual agreement of the parties.

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

         Funds from Operations (FFO) increased 15.8% to $4.29 million, or $.44 per share for the three months ended March 31, 1999, as compared to $3.73 million, or $.38 per share, on a pro forma basis for the three months ended March 31, 1998. This first quarter 1999 performance of $.44 per share also represents a 7.3% increase over the fourth quarter 1998 FFO of $.41 per share. The pro forma FFO figure for the first quarter of 1998 gives retroactive effect as of January 1, 1998 to the Company's IPO completed May 13, 1998, and reflects adjustments consistent with those noted in the Company's IPO prospectus.

                      Calculation of Funds From Operations
                                 (In thousands)
                                                       Three Months Ended
                                                         March 31, 1999
                                                   ----------------------------
                                                   Amount         Per Share (2)
                                                   ------         -------------


Net income applicable to common shares             $1,821              $  .19

Minority interests in Operating Partnership           613                 .06

Depreciation and amortization                       1,611                 .17

Adjustment for unconsolidated joint ventures          244 (1)             .02
                                                   ------              -------

Funds from Operations                              $4,289              $  .44
                                                   ======              ======

Distributions                                      $3,704              $.3775
                                                   ======              ======

Payout ratio                                                             85.8%


(1) Company share of depreciation and amortization charges in unconsolidated real estate joint ventures.
(2) Based upon a total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) outstanding.

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

         The Company's program encompasses the following:

         o the assessment and modification, as necessary, of its internal information technology systems that may be affected by the Year 2000 problem;

         o the identification and interrogation of third parties, including tenants, vendors, contractors and joint venture partners, to enable the Company to evaluate and appropriately respond to the state of preparedness by such parties to address Year 2000 problems, and;

         o the assessment of property operating systems to avert operational malfunctions associated with Year 2000.

         Internal Information Technology. We have completed a review of key computer hardware and software and other equipment, and have modified, upgraded or replaced all identified hardware and equipment in our offices that we believe may be affected by problems associated with Year 2000. Such hardware includes desktop and laptop computers, servers, printers, telecopier machines and telephones. We, as part of our routine modernization efforts, have also completed necessary upgrades to identified secondary software systems, such as work processing, spreadsheet applications, telephone voicemail systems and computer calendar programs. Consequently, we believe we have adequately addressed Year 2000 concerns as they related to our internal information technology and systems and we anticipate minimal, if any, disruption in the future in this regard.

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

         The Company's principal property management systems are licensed from and maintained by a third party software development company, which has modified its real estate products to address the Year 2000 issue.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Item 2. Changes in Securities and Use of Proceeds

         During March, 1999, the Company adopted a Shareholder Rights Plan. Under the Shareholder Rights Plan, rights to purchase shares of newly issued Philips International Realty Corp. Series A Junior Participating Preferred Stock are distributable to shareholders as a non-cash dividend at the rate of one right for each share of Common Stock held as of the close of business on March 31, 1999. Each of the rights, which expire on March 31, 2009, will entitle shareholders to buy one one-thousandth of a share of Preferred Stock at an exercise price of $55.00 if any person or group becomes the beneficial owner of 15% or more of the Company's Common Stock. Each Preferred Stock interest, excluding Preferred Stock interests owned by such person or group, will entitle its holder to purchase shares of the Company's Common Stock having a value of twice the right's then current exercise price.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             3.1  - Amended and Restated Articles of Incorporation of the
                    Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference)
             3.2  - Second Amended and Restated By-Laws of the Company(filed as
                    Exhibit 3.3 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)
             4.1  - Shareholder Rights Agreement, dated as of March 31, 1999, between the Company and BankBoston, N.A. (filed as Exhibit
                    4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
             4.2  - Articles Supplementary for Series A Junior Participating
                    Preferred Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December
                    31, 1998, and incorporated herein by reference)
           10.1 - Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975, and incorporated herein by reference)
           10.2 - First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as
                    Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

           10.3 - Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

           10.4   - Amended and Restated Management Agreement, dated as of
                    March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (Filed as
                    Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

            10.5  - Amended and Restated Non-Competition Agreement, dated as of
                    March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as
                    Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
            10.6  - Amendment No. 1 to Contribution and Exchange Agreement,
                    dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)
            10.7  - Credit Agreement among the Operating Partnership and
                    Prudential Securities Credit Corporation (filed as Exhibit
                    10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference)
           27.1*  - Financial Data Schedule

------------------
 * filed herewith

(b) Reports on Form 8-K

    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            PHILIPS INTERNATIONAL REALTY CORP.



May 14, 1999                   /s/ Philip Pilevsky
------------------          --------------------------------------------------
(Date)                      Philip Pilevsky
                            Chairman of the Board and Chief Executive Officer



May 14, 1999                   /s/ Brian J. Gallagher
------------------          --------------------------------------------------
(Date)                      Brian J. Gallagher
                            Chief Financial Officer

EXHIBIT INDEX


 Exhibit
 Number           Description
 ------           -----------

     3.1          mended and Restated Articles of Incorporation of the ompany (filed as Exhibit 3.1 to the Company's
                  Current eport on Form 8-K dated December 31, 1997, and ncorporated herein by reference)
     3.2          Second Amended and Restated By-Laws of the Company(filed as Exhibit 3.3 to the Company's
                  Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)
     4.1          Shareholder Rights Agreement, dated as of March 31, 1999, between the Company and
                  BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
     4.2          Articles Supplementary for Series A Junior Participating Preferred Stock  (filed as Exhibit 4.2 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
    10.1          Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as
                  Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975,
                  and incorporated herein by reference)
    10.2          First Amendment to the Amended and Restated Agreement of Limited Partnership of the
                  Operating Partnership  (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1998, and incorporated herein by reference)
    10.3          Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment
                  Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by
                  Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's
                  Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
    10.4          Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the
                  Operating Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the
                  Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
    10.5          Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the
                  Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the
                  Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
    10.6          Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)
    10.7          Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation
                  (filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended March 31,
                  1998 and incorporated herein by reference)
   27.1*          Financial Data Schedule

                  -------------------
                  * filed herewith