Form 10-Q
period 1999-06-30
PHILIPS INTERNATIONAL REALTY CORP
filed 1999-08-12
CIK 1050686

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to          to
                                                    --------    --------

                   Commission file number 000-23463
                                          --------------

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

         7,340,474 shares outstanding as of July 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of June 30, 1999 and
                    December 31, 1998

                    Condensed Consolidated Statements of Income for the Three and Six
                    Months Ended June 30, 1999

                    Condensed Consolidated Statement of Shareholders' Equity for the
                    Six Months Ended June 30, 1999

                    Condensed Consolidated Statement of Cash Flows for the Six Months
                    Ended June 30, 1999

                    Condensed Consolidated Statements of Income for the Three and Six
                    Months Ended June 30, 1998

                    Condensed Consolidated Statement of Shareholders' Equity for the
                    Six Months Ended June 30, 1998

                    Condensed Consolidated Statement of Cash Flows for the Six Months
                    Ended June 30, 1998

                    Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

              PHILIPS INTERNATIONAL REALTY CORP.
             CONDENSED CONSOLIDATED BALANCE SHEETS
             -------------------------------------

                                                                                     June 30,          December 31,
                                                                                       1999                1998
                                                                                 ------------------  -----------------
                                                                                    (Unaudited)          (Note 2)

                          ASSETS

Rental properties - net                                                              $ 216,260,307      $ 208,914,386
Investments in and advances to real estate joint ventures                               57,385,176         34,663,524
Cash and cash equivalents                                                                2,766,523          9,116,070
Accounts receivable                                                                      6,571,183          5,986,763
Deferred charges and prepaid expenses                                                    4,655,822          3,879,574
Other assets                                                                             3,702,913          1,786,903
                                                                                 ------------------  -----------------

Total Assets                                                                         $ 291,341,924      $ 264,347,220
                                                                                 ==================  =================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

      Mortgages and notes payable                                                    $ 165,511,968      $ 137,486,668
      Accounts payable and accrued expenses                                              3,485,122          2,350,799
      Dividends payable                                                                  2,771,031          2,477,412
      Other liabilities                                                                  1,464,212          1,715,335
                                                                                 ------------------  -----------------

Total Liabilities                                                                      173,232,333        144,030,214
                                                                                 ------------------  -----------------

Minority interests in Operating Partnership                                             30,410,969         30,919,150
                                                                                 ------------------  -----------------

Shareholders' Equity

      Preferred Stock, $.01 par value; 30,000,000 shares authorized;
            no shares issued and outstanding                                                     -                  -
      Common Stock, $.01 par value; 150,000,000 shares authorized;
            7,340,474 shares issued and outstanding                                         73,405             73,405
      Additional paid in capital                                                        92,668,007         92,668,007
      Cumulative distributions in excess of net income                                  (4,236,540)        (2,435,222)
                                                                                 ------------------  -----------------
                                                                                        88,504,872         90,306,190

      Stock purchase loans receivable                                                     (806,250)          (908,334)
                                                                                 ------------------  -----------------

Total Shareholders' Equity                                                              87,698,622         89,397,856
                                                                                 ------------------  -----------------

Total Liabilities and Shareholders' Equity                                           $ 291,341,924      $ 264,347,220
                                                                                 ==================  =================


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three and Six Months Ended June 30, 1999
                ------------------------------------------------
                                   (Unaudited)

                                                                                            Three Months         Six Months
                                                                                                Ended              Ended
                                                                                            June 30, 1999      June 30, 1999
                                                                                           ----------------   -----------------
Revenues from rental property                                                                $ 9,347,334        $ 18,559,061
                                                                                            -------------      --------------
Expenses:

      Operating expenses                                                                       1,067,258           2,224,260
      Real estate taxes                                                                        1,428,852           2,847,283
      Management fees to affiliates                                                              267,361             543,335
      Interest expense                                                                         1,939,461           3,746,479
      Depreciation and amortization                                                            1,720,275           3,331,620
      General and administrative expenses                                                        718,210           1,331,809
                                                                                            -------------      --------------

                                                                                               7,141,417          14,024,786
                                                                                            -------------      --------------

            Operating income                                                                   2,205,917           4,534,275

Equity in net income of real estate joint ventures                                             1,154,565           1,768,196

Minority interests in income of Operating Partnership                                           (646,276)         (1,259,582)

Other income (expense), net                                                                     (794,879)         (1,302,146)
                                                                                            -------------      --------------

            Net income                                                                       $ 1,919,327         $ 3,740,743
                                                                                            =============      ==============

Basic and diluted net income per common share                                                     $ 0.26              $ 0.51
                                                                                            =============      ==============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Six Months Ended June 30, 1999
                    -----------------------------------------
                                   (Unaudited)

                                                                                                 Cumulative
                                                Common                                          Distributions
                                                 Stock               Additional      Stock         in Excess          Total
                                      ---------------------------     Paid-In       Purchase         of Net       Shareholders'
                                         Shares         Amount        Capital         Loans          Income          Equity

Balance, December 31, 1998              7,340,474        $73,405    $92,668,007     ($908,334)    $(2,435,222)     $89,397,856
Net income                                                                                          3,740,743        3,740,743
Dividends on common stock                                                                          (5,542,061)     ($5,542,061)
Amortization of stock purchase loan                                                   102,084                          102,084
                                      ------------  -------------  -------------  ------------   -------------   --------------

Balance, March 31, 1999                 7,340,474        $73,405    $92,668,007     ($806,250)    $ (4,236,540)    $87,698,622
                                      ============  =============  =============  ============   =============   ==============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1999
                     --------------------------------------

                                  (Unaudited)


Cash flow provided by operating activities:                         $8,078,556
                                                                    ----------

Cash flow from investing activities:
   Acquisitions of land, buildings and improvements                (10,459,280)
   Investments in and advances to joint ventures                   (23,227,917)
   Purchase of mortgage note, secured by real estate                (1,750,000)
                                                                    ----------

   Net cash used in investing activities                           (35,437,197)
                                                                   -----------

Cash flow from financing activities:

   Repayment of notes payable                                       (3,800,000)
   Principal amortization of mortgage notes payable                   (499,418)
   Proceeds from debt financing                                     32,324,718
   Dividends paid on Common Stock                                   (5,248,443)
   Distributions to minority interests                              (1,767,763)
                                                                    ----------

   Net cash provided by financing activities                        21,009,094
                                                                    ----------

   Net decrease in cash and cash equivalents                        (6,349,547)
Cash and cash equivalents, beginning of period                       9,116,070
                                                                    ----------

Cash and cash equivalents, end of period                            $2,766,523
                                                                    ==========

Noncash financing activities:

   Dividends declared and paid in succeeding period                 $2,771,031
                                                                    ==========

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three and Six Months Ended June 30, 1998
                ------------------------------------------------
                                   (Unaudited)

                                                                                  Three Months        Six Months
                                                                                     Ended              Ended
                                                                                 June 30, 1998      June 30, 1998
                                                                                -----------------  -----------------

Revenues from rental property                                                     $ 4,527,667          $ 4,527,667
                                                                                --------------       -------------
Expenses:

      Operating expenses                                                              569,225             569,225
      Real estate taxes                                                               645,777             645,777
      Management fees to affiliates                                                   134,945             134,945
      Interest expense                                                                753,323             753,323
      Depreciation and amortization                                                   780,295             780,295
      General and administrative expenses                                             341,635             341,635
                                                                                --------------      -------------

                                                                                    3,225,200           3,225,200
                                                                                --------------      -------------

            Operating income                                                        1,302,467           1,302,467

Minority interests in income of Operating Partnership                                (334,381)           (334,381)

Preferred units income allocation from Operating Partnership                           19,493              63,143

Equity in net income of Operating Partnership, as adjusted for the
            allocation of income to preferred units                                     2,044               6,823

Other income (expense), net                                                            24,969               4,322
                                                                                --------------      -------------

            Income before extraordinary items                                       1,014,592           1,042,374

Extraordinary items                                                                   (65,361)            (65,361)
                                                                                --------------      -------------

            Net income                                                              $ 949,231           $ 977,013
                                                                                ==============      =============

            Net income applicable to common shares                                  $ 929,738           $ 913,870
                                                                                ==============      =============

Basic and diluted income (loss) per common share

            Income before extraordinary items                                          $ 0.25              $ 0.48

            Extraordinary items                                                         (0.02)              (0.03)
                                                                                --------------      -------------

            Net income                                                                 $ 0.23              $ 0.45
                                                                                ==============       ============

                                     See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                     --------------------------------------
                                   (Unaudited)


                                                                   Preferred                              Common
                                                                      Stock                                 Stock
                                                -----------------------------------   ----------------------------------
                                                    Shares             Amount             Shares            Amount
                                                    ------             ------             ------            ------

Balance, December 31, 1997                                1,940        $ 1,940,000             47,660             $ 477
     Net income
     Issuance of Common Stock                                                               7,292,814            72,928
     Redemption of Preferred Stock                       (1,940)        (1,940,000)
     Dividends on Preferred Stock
     Dividends on Common Stock
     Amortization of stock purchase loan
     Reallocation of equity to minority
          partners in Operating Partnership
                                                ---------------   ----------------   ----------------  ----------------

Balance, June 30, 1998                                        -                $ -          7,340,474          $ 73,405
                                                ================   ================   ================  ================

                                                                                    Cumulative
                                                                                   Distributions
                                                Additional          Stock           in Excess              Total
                                                 Paid-In           Purchase           of Net            Shareholders'
                                                 Capital             Loans            Income               Equity
                                                 -------             -----            ------               ------

Balance, December 31, 1997                         $ 805,523                           $ (542,723)        $ 2,203,277
     Net income                                                                           977,013             977,013
     Issuance of Common Stock                    114,004,100        $(1,050,000)                          113,027,028
     Redemption of Preferred Stock                                                                         (1,940,000)
     Dividends on Preferred Stock                                                         (63,143)            (63,143)
     Dividends on Common Stock                                                         (1,330,095)         (1,330,095)
     Amortization of stock purchase loan                                 28,948                                28,948
     Reallocation of equity to minority
          partners in Operating Partnership      (22,141,616)                                             (22,141,616)
                                            ----------------   ----------------  ----------------    ----------------

Balance, June 30, 1998                           $92,668,007        $(1,021,052)       $ (958,948)        $90,761,412
                                             ================   ================  ================    ================





                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1998
                     --------------------------------------
                                   (Unaudited)

Cash flow provided by operating activities:                                                          $ 2,662,520
                                                                                                   --------------

Cash flow from investing activities:

      Acquisitions of land, buildings and improvements                                                (2,200,831)
                                                                                                   --------------

      Net cash used in investing activities                                                           (2,200,831)
                                                                                                   --------------

Cash flow from financing activities:

      Repayment of mortgage notes payable, exclusive of scheduled principal amortization            (109,303,875)
      Principal amortization of mortgage notes payable                                                   (29,357)
      Redemption of Preferred Stock                                                                   (1,940,000)
      Proceeds from sale of Common Stock                                                             113,027,028
      Dividends paid on Preferred Stock                                                                  (63,143)
                                                                                                   --------------

Net cash provided by financing activities                                                              1,690,653
                                                                                                   --------------

Net increase in cash and cash equivalents                                                              2,152,342
Cash and cash equivalents, beginning of period                                                                 0
                                                                                                   --------------

Cash and cash equivalents, end of period                                                             $ 2,152,342
                                                                                                   ==============

Noncash investing and financing activities:

      Acquisition of land, building and improvements with assumed indebtedness                     $ 184,109,422
                                                                                                   ==============

      Dividends declared and paid in succeeding period                                               $ 1,330,095
                                                                                                   ==============

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

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 and 3,990,070 shares of Common Stock outstanding for the three months ended June 30, 1999 and 1998, respectively, and 7,340,474 and 2,046,465 shares of Common Stock outstanding for the six months ended June 30, 1999, and 1998, respectively.

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

         Condensed operating information for the Property Partnerships (comprising thirteen shopping center properties) for the three and six months ended June 30, 1998, follows. Certain balances have been reclassified to conform with current year presentations.

                                                                                Property Partnerships
                                                                            --------------------------------
                                                                            Three Months          Six Months
                                                                            Ended 6/30            Ended 6/30
                                                                            ------------          ----------
Revenues from rental property .........................................       $ 8,409              $ 16,752
                                                                              --------             --------
Expenses:
         Operating expenses ...........................................          1,057                2,074
         Real estate taxes ............................................          1,199                2,394
         Management fees to affiliates ................................            251                  498
         Interest expense .............................................          2,414                6,092
         Depreciation and amortization ................................          1,449                2,801
         General and administrative expenses ..........................              5                   55
                                                                              --------             --------
                                                                                 6,375               13,914
                                                                              --------             --------
                           Income from operations .....................       $  2,034             $  2,838
                                                                              ========             ========

6.  Dividends on Preferred and Common Stock

         On March 1 and June 15, 1999, the Board of Directors declared dividends on its Common Stock of $.3775 per share, which amounts were paid on April 15 and July 15, 1999, to common shareholders of record on March 31 and June 30, 1999, respectively. The $.3775 rate of dividend, if annualized, would equal $1.51 per share.

         During March and May 1998, the Board of Directors of the Company declared dividends on the Series A Convertible Redeemable Preferred Stock at the rates of $22.50 and $10.04 per share, respectively. These dividends were paid on March 31 and May 13, 1998, and the Series A Convertible Redeemable Preferred Stock was simultaneously redeemed in conjunction with the stock offering discussed in Note 3.

7.  Segment Information

         Management considers the Company's various operating, investing and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based on net income.

8.  Subsequent Event

         On July 15 1999, the Company acquired nine shopping center properties (the "Properties") anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in the states of Florida, California, Washington, Minnesota, Illinois and Kentucky. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in the Properties. The amount invested by the Company since July 1998 and to acquire the Properties, totaling approximately $49.5 million, was funded with borrowings under the Company's revolving line of credit. Future reporting of financial position and results of operations for the Company pertaining to these Properties will reflect a change from the equity to consolidation method of accounting.

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

         The following discussion compares the results of property operations of the Company for the three and six months ended June 30, 1999, with the results of property operations of The Property Partnerships for the three and six months ended June 30, 1998, as more fully described in Note 5 to the accompanying Condensed Consolidated Financial Statements.

Comparison of Three Months Ended 6/30/99 to Three Months Ended 6/30/98

         Revenues from rental property increased $938,000 or 11.2% to $9,347,000 for the quarter ended June 30, 1999, as compared with $8,409,000 for the quarter ended June 30, 1998. This net increase includes growth in base rental revenues associated with higher rent levels achieved on new and renewal leases and the acquisition of three shopping center properties.

         Property operating expenses increased $10,000 from $1,057,000 for the quarter ended June 30, 1998, to $1,067,000 for the quarter ended June 30, 1999. This net increase reflects increased expenses associated with the acquisition of three shopping center properties offset by moderate decreases in certain seasonal operating expenses. Property real estate taxes increased by approximately $230,000 to $1,429,000 for the quarter ended June 30, 1999, as compared with $1,199,000 for the corresponding period in 1998, reflecting the acquisition of the three shopping center properties, and the effect of increased assessments associated with property expansions and renovations.

         Management fees remained constant at approximately 3% of gross revenues for the quarters ended June 30, 1999, and 1998, as provided for in the Management Agreement.

         Interest charges decreased $475,000 or 19.7% to $1,939,000 for the quarter ended June 30, 1999, as compared with $2,414,000 for the quarter ended June 30, 1998, reflecting the repayment of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3, partially offset by interest costs on borrowings to fund the acquisition of three shopping center properties.

         Depreciation and amortization expenses increased $271,000 to $1,720,000 for the quarter ended June 30, 1999, as compared with $1,449,000 for the quarter ended June 30, 1998. This increase reflects the depreciation and amortization of capital expenditures associated with the renovation and retenanting of properties in the portfolio and the acquisition of three shopping center properties.

Comparison of Six Months Ended 6/30/99 to Six Months Ended 6/30/98

         Revenues from rental property increased $1,807,000 or 10.8% to $18,559,000 for the six months ended June 30, 1999, as compared with $16,752,000 for the six months ended June 30, 1998. This net increase is largely due to growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases, and the acquisition of three shopping center properties.

         Property operating expenses increased $150,000 from $2,074,000 for the six months ended June 30, 1998, to $2,224,000 for the six months ended June 30, 1999. This net increase reflects increased expenses associated with the acquisition of three shopping center properties partially offset by moderate decreases in certain seasonal operating expenses. Property real estate taxes increased by approximately $453,000 between the corresponding periods, reflecting the acquisition of three shopping center properties and the effect of increased assessments associated with property expansions and renovations.

         Management fees remained constant at approximately 3% of gross revenues for the six months ended June 30, 1999, and 1998, as provided for in the Management Agreement.

         Interest charges decreased $2,346,000 or 38.5% to $3,746,000 for the six months ended June 30, 1999, as compared with $6,092,000 for the six months ended June 30, 1998, reflecting the repayment of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3, partially offset by interest costs on borrowings to fund the acquisition of three shopping center properties.

         Depreciation and amortization expenses increased $531,000 to $3,332,000 for the six months ended June 30, 1999, as compared with $2,801,000 for the six months ended June 30, 1998. This increase reflects the depreciation and amortization of capital expenditures associated with the renovation and retenanting of properties in the portfolio and the acquisition of three shopping center properties.

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

         The Company believes that its public stock offering improved its financial position, principally through enabling the Company to substantially reduce the outstanding indebtedness on its shopping center portfolio. In connection with this offering, the Company utilized approximately $109.3 million of the net proceeds to repay all of its then outstanding floating-rate debt and certain secured, fixed-rate obligations. The secured, fixed-rate debt then remaining, totaling approximately $71.5 million, had a weighted average interest rate and term to maturity of 7.6% and 5.2 years, respectively. The significant reduction in the Company's overall debt served to reduce annual mortgage interest expense as a percentage of total revenue and the cash from operations required to fund debt service requirements.

         Since completion of its initial public stock offering, the Company has financed the acquisition of interests in fifteen real estate properties, with borrowings under its revolving line of credit, assumed property indebtedness and the placement of new mortgage financing. Indebtedness outstanding at June 30, 1999, totaled $165.5 million, comprised of $88.3 million fixed rate mortgage debt with a weighted average interest rate and remaining term to maturity of 7.6% and 5.3 years, respectively, and $77.2 million in borrowings under the Company's line of credit.

The combined aggregate principal maturities of mortgages and notes payable outstanding as of June 30, 1999 are as follows:

                                 Fixed Rate Obligations      Variable Rate Obligations
                                 ----------------------      -------------------------
                                    Rate      Amount           Rate             Amount
                                    ----      ------           ----             ------
                                              (000's)                           (000's)

          7/1/99-12/31/99 .......             $   557           -----          $  ------
          2000 ..................  7.65%        1,195           6.69%             77,200
          2001 ..................  6.35%        2,540           -----             ------
          2002 ..................  7.50%       12,913           -----             ------
          2003 ..................  7.40%       25,365           -----             ------
          Thereafter ............  7.85%       45,742           -----             ------

         The Company considers the availability of funds under its revolving credit facility described below and its access to other sources of debt and equity capital sufficient to pursue its identified growth strategies. The Company intends to make regular quarterly distributions to the holders of its Common Stock. The distribution for the period ended June 30, 1999, was $0.3775 per share (which, if annualized, would equal $1.51 per share), or an annual yield of approximately 9% based on the June 30, 1999, closing price of $16.88 per share.

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

         Upon consummation of its public stock offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling $77,200 at June 30, 1999, are secured by certain shopping center properties with recourse to the Company. The credit facility matures in May 2000, subject to extension upon mutual agreement of the parties.

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

         Funds from Operations (FFO) increased approximately 20% to $4.6 million for the three months ended June 30, 1999, as compared to $3.8 million on a pro forma basis for the three months ended June 30, 1998. FFO for the six months ended June 30, 1999, totaling $8.9 million, increased approximately 18% over the corresponding pro forma period in 1998. This second quarter 1999 performance also represents an approximate 7% increase over the first quarter 1999 FFO of $4.3 million. The pro forma FFO figures for 1998 give retroactive effect as of January 1, 1998 to the Company's IPO completed May 13, 1998, and reflect adjustments consistent with those noted in the Company's IPO prospectus.

                      Calculation of Funds From Operations

                                 (In thousands)

                                                          Three Months Ended                   Six Months Ended
                                                             June 30, 1999                      June 30, 1999
                                                      -------------------------------   -----------------------------



Net income                                                     $1,920                             $3,741

Minority interests in Operating Partnership                       646                              1,259

Depreciation and amortization                                   1,720                              3,331

Adjustment for unconsolidated joint ventures                      325(1)                             569(1)
                                                              -------                             ------

Funds from Operations                                          $4,611                             $8,900
                                                               ======                             ======

Distributions                                                  $3,704                             $7,408
                                                               ======                             ======

Payout ratio                                                     80%                                83%
                                                                 ===                                ===

(1) Company share of depreciation and amortization charges in unconsolidated real estate joint ventures.

Inflation

         Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents on re-rental at market rates. Most of the Company's leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

Item 2. Changes in Securities and Use of Proceeds

         On July 27, 1999, the Company made certain changes to its Shareholder Rights Agreement to incorporate language permitted under recent Maryland legislation.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company convened on May 20, 1999. Proposals relating to (i) the election of Elise Jaffe and Louis J. Petra to serve as Class I directors until the Annual Meeting of Shareholders to be held in 2002, and (ii) the ratification of the appointment of Ernst & Young LLP to serve as independent accountants for the year ending December 31, 1999, were approved on the votes cast as follows:

Proposal 1.  Election of Directors

            For All Nominees         Instructed        Withheld All Nominees
            ----------------         ----------        ---------------------
                 6,124,520              600                   38,988

                  Nominee               For                 Withheld
                  -------               ---                 --------

                 Elise Jaffe        6,124,520                 39,588
              Louis J. Petra        6,125,120                 38,988

         The remaining members of the seven member Board of Directors and their respective terms of office are as follow: Class II directors, Sheila Levine and A.F. Petrocelli, whose terms expire at the Annual Meeting of Shareholders to be held in 2000 and Class III directors, Philip Pilevsky, Robert Grimes and Arnold
S. Penner, whose terms expire at the Annual Meeting of Shareholders to be held in 2001.

Proposal 2.  Ratification of Appointment of Independent Accountants

                For                    Against                       Abstain
                ---                    -------                       -------
             6,144,077                  12,346                         7,685

         Proxies tabulated represented 6,164,108 votes, or 83.974% of the outstanding shares of Common Stock.

Item 5. Other Information

         On July 27, 1999, the Board of Directors of the Company amended and restated the Company's Bylaws to incorporate recent Maryland legislation and for other general corporate purposes. Also on such date, the Board of Directors of the Company elected to subject the Company to the provisions of Section 3-804 of the Maryland General Corporation Law. The Company recently appointed Carl Kraus as Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             3.1 -Amended and Restated Articles of Incorporation of the Company
                  (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference)

             3.2 -Articles Supplementary dated July 27, 1999, (filed as Exhibit
                  3.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

             3.3 -Third Amended and Restated By-Laws of the Company dated July
                  27, 1999,(filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)

             4.1 -Shareholder Rights Agreement, dated as of June 30, 1999, between the Company and BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

             4.2 -Amendment No. 1, dated July 27, 1999, to Shareholder Rights
                  Agreement dated as of March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)

             4.3 -Articles Supplementary for Series A Junior Participating
                  Preferred Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

            10.1 -Amended and Restated Agreement of Limited Partnership of the
                  Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)

            10.2 -First Amendment to the Amended and Restated Agreement of
                  Limited Partnership of the Operating Partnership (filed as
                  Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

            10.3 -Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

            10.4 -Amended and Restated Management Agreement, dated as of March
                  30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

            10.5 -Amended and Restated Non-Competition Agreement, dated as of
                  March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

            10.6 -Amendment No. 1 to Contribution and Exchange Agreement,
                  dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)

            10.7 -Credit Agreement among the Operating Partnership and
                  Prudential Securities Credit Corporation (filed as Exhibit
                  10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference)

            27.1*-Financial Data Schedule

          -------------
          * filed herewith

         (b) Reports on Form 8-K

         The Company filed a report on Form 8-K dated July 30, 1999, to disclose the acquisition of a portfolio of nine Kmart-anchored shopping centers and the matters discussed in Part II, Items 2 and 5, above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PHILIPS INTERNATIONAL REALTY CORP.

August 12, 1999                  /s/ Philip Pilevsky
---------------               -------------------------------------------------
(Date)                        Philip Pilevsky
                              Chairman of the Board and Chief Executive Officer

August 12, 1999                  /s/ Carl Kraus
---------------               -------------------------------------------------
(Date)                        Carl Kraus
                              Chief Financial Officer

EXHIBIT INDEX

 Exhibit
 Number           Description
 ------           -----------

     3.1          Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current
                  Report on Form 8-K dated December 31, 1997, and incorporated herein by reference)
     3.2          Articles Supplementary dated July 27, 1999, (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K
                  dated July 15, 1999, and incorporated herein by reference)
     3.3          Third Amended and Restated By-Laws of the Company dated July 27, 1999,(filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
     4.1          Shareholder Rights Agreement, dated as of June 30, 1999, between the Company and
                  BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
     4.2          Amendment No. 1, dated July 27, 1999, to Shareholder Rights Agreement dated as of March 31,
                  1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the
                  Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
     4.3          Articles Supplementary for Series A Junior Participating Preferred Stock  (filed as Exhibit 4.2 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
    10.1          Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as
                  Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975,
                  and incorporated herein by reference)
    10.2          First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating
                  Partnership  (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference)
    10.3          Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment
                  Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by
                  Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's
                  Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
    10.4          Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the
                  Operating Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the
                  Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
    10.5          Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the
                  Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the
                  Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
    10.6          Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)
    10.7          Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation
                  (filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended March 31,
                  1998 and incorporated herein by reference)
    27.1*         Financial Data Schedule

                   --------------------
                   * filed herewith