Form 10-Q
period 1999-09-30
PHILIPS INTERNATIONAL REALTY CORP
filed 1999-11-15
CIK 1050686

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
                        Commission file number 000-23463
                                               ---------

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

Yes  /x/      No   / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      7,340,474 shares outstanding as of October 31, 1999.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

            Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 1999, and the Three Months ended September 30, 1999 and 1998

            Condensed Consolidated Statement of Shareholders' Equity for the Nine Months Ended September 30, 1999

            Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1999

            Condensed Consolidated Statement of Income for the Nine Months Ended September 30, 1998

            Condensed Consolidated Statement of Shareholders' Equity for the Nine Months Ended September 30, 1998

            Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1998

            Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,      December 31,
                                                                             1999                1998
                                                                         -------------      -------------
                                                                          (Unaudited)          (Note 2)
                      ASSETS

Rental properties - net                                                  $ 262,919,475      $ 208,914,386
Investments in and advances to real estate joint ventures                   23,707,578         34,663,524
Cash and cash equivalents                                                    3,023,465          9,116,070
Accounts receivable                                                          7,720,664          5,986,763
Deferred charges and prepaid expenses                                        5,812,095          3,879,574
Other assets                                                                 4,153,236          1,786,903
                                                                         -------------      -------------

Total Assets                                                             $ 307,336,513      $ 264,347,220
                                                                         =============      =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Mortgages and notes payable                                        $ 179,940,048      $ 137,486,668
      Accounts payable and accrued expenses                                  5,039,043          2,350,799
      Dividends payable                                                      2,771,031          2,477,412
      Other liabilities                                                      2,126,540          1,715,335
                                                                         -------------      -------------

Total Liabilities                                                          189,876,662        144,030,214
                                                                         -------------      -------------

Minority interests in Operating Partnership                                 30,234,242         30,919,150
                                                                         -------------      -------------

Shareholders' Equity:
      Preferred Stock, $.01 par value; 30,000,000 shares authorized;
          no shares issued and outstanding                                          --                 --
      Common Stock, $.01 par value; 150,000,000 shares authorized;
          7,340,474 shares issued and outstanding                               73,405             73,405
      Additional paid in capital                                            92,668,007         92,668,007
      Cumulative distributions in excess of net income                      (4,760,595)        (2,435,222)
                                                                         -------------      -------------
                                                                            87,980,817         90,306,190
      Stock purchase loans receivable                                         (755,208)          (908,334)
                                                                         -------------      -------------

Total Shareholders' Equity                                                  87,225,609         89,397,856
                                                                         -------------      -------------

Total Liabilities and Shareholders' Equity                               $ 307,336,513      $ 264,347,220
                                                                         =============      =============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    For the Nine Months Ended September 30, 1999, and the Three Months Ended
                          September 30, 1999 and 1998
                                   (Unaudited)

                                                             Nine Months          Three Months        Three Months
                                                                Ended                Ended               Ended
                                                          September 30, 1999   September 30, 1999   September 30, 1998
                                                          ------------------   ------------------   ------------------
Revenues from rental property                                $ 30,481,373         $ 11,922,312         $  8,769,106
                                                             ------------         ------------         ------------

Expenses:
     Operating expenses                                         3,570,738            1,346,478            1,239,938
     Real estate taxes                                          4,627,267            1,779,984            1,301,751
     Management fees to affiliates                                885,226              341,891              260,850
     Interest expense                                           6,590,717            2,844,238            1,652,873
     Depreciation and amortization                              5,277,899            1,946,279            1,480,848
     General and administrative expenses                        2,065,586              733,777              637,182
                                                             ------------         ------------         ------------

                                                               23,017,433            8,992,647            6,573,442
                                                             ------------         ------------         ------------

         Operating income                                       7,463,940            2,929,665            2,195,664

Equity in net income of real estate joint ventures              2,070,893              302,697              310,624

Minority interests in income of Operating Partnership          (2,016,184)            (756,602)            (588,442)

Other income (expense), net                                    (1,530,929)            (228,783)            (170,276)
                                                             ------------         ------------         ------------

         Net income                                          $  5,987,720         $  2,246,977         $  1,747,570
                                                             ============         ============         ============

Basic and diluted net income per common share                $       0.82         $       0.31         $       0.24
                                                             ============         ============         ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

                                                                                                       Cumulative
                                                     Common                                           Distributions
                                                     Stock              Additional        Stock        in Excess          Total
                                             ---------------------       Paid-In        Purchase         of Net       Shareholders'
                                             Shares         Amount       Capital          Loans          Income           Equity
                                             ------         ------       -------          -----          ------           ------
Balance, December 31, 1998                  7,340,474   $     73,405  $ 92,668,007    $   (908,334)   $ (2,435,222)   $ 89,397,856
  Net income                                                                                             5,987,720       5,987,720
  Dividends declared on Common Stock                                                                    (8,313,093)     (8,313,093)
  Amortization of stock purchase loans                                                     153,126                         153,126

                                         ------------   ------------  ------------    ------------    ------------    ------------

Balance, September 30, 1999                 7,340,474   $     73,405  $ 92,668,007    $   (755,208)   $ (4,760,595)   $ 87,225,609
                                         ============   ============  ============    ============    ============    ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

Cash flow provided by operating activities:                        $ 12,137,917
                                                                   ------------

Cash flow from investing activities:
     Acquisitions of land, buildings and improvements               (39,503,813)
     Investments in and advances to joint ventures                   (8,709,523)
     Purchase of mortgage note, secured by real estate               (1,750,000)
                                                                   ------------

     Net cash used in investing activities                          (49,963,336)
                                                                   ------------

Cash flow from financing activities:

     Repayment of mortgage notes payable                             (3,800,000)
     Principal amortization of mortgage notes payable                  (771,338)
     Proceeds from debt financing                                    47,024,718
     Dividends paid on Common Stock                                  (8,019,474)
     Distributions to minority interests                             (2,701,092)
                                                                   ------------

Net cash provided by financing activities                            31,732,814
                                                                   ------------

Net decrease in cash and cash equivalents                            (6,092,605)
Cash and cash equivalents, beginning of period                        9,116,070
                                                                   ------------

Cash and cash equivalents, end of period                           $  3,023,465
                                                                   ============

Noncash investing and financing activities:

     Acquisition of real estate assets accounted for at the
     time of purchase on the equity method                         $ 19,461,901
                                                                   ============

     Dividends declared and paid in succeeding period              $  2,771,031
                                                                   ============

                             See accompanying notes.

                PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
           For the Nine Months Ended September 30, 1998
                           (Unaudited)

Revenues from rental property                                      $ 13,296,773
                                                                   ------------

Expenses:
     Operating expenses                                               1,809,163
     Real estate taxes                                                1,947,528
     Management fees to affiliates                                      395,795
     Interest expense                                                 2,406,196
     Depreciation and amortization                                    2,261,143
     General and administrative expenses                                978,817
                                                                   ------------

                                                                      9,798,642
                                                                   ------------

        Operating income                                              3,498,131

Equity in net income of real estate joint ventures                      310,624

Minority interests in income of Operating Partnership                  (922,823)

Preferred units income allocation from Operating Partnership             63,143

Equity in net income of Operating Partnership, as adjusted
        for the allocation of income to preferred units                   6,823

Other income (expense), net                                            (165,954)
                                                                   ------------

        Income before extraordinary items                             2,789,944

Extraordinary items                                                     (65,361)
                                                                   ------------

        Net income                                                 $  2,724,583
                                                                   ============

        Net income applicable to common shares                     $  2,661,440
                                                                   ============

Basic and diluted income per common share

        Income before extraordinary items                          $       0.71

        Extraordinary items                                               (0.02)
                                                                   ------------

        Net income                                                 $       0.69
                                                                   ============

                     See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)


                                                          Preferred                     Common
                                                            Stock                       Stock                Additional
                                                    -----------------------     -----------------------        Paid-In
                                                    Shares        Amount         Shares        Amount          Capital
                                                    ------        ------         ------        ------          -------
Balance, December 31, 1997                           1,940     $  1,940,000        47,660     $     477     $    805,523
    Net income
    Issuance of Common Stock                                                    7,292,814        72,928      114,004,100
    Redemption of Preferred Stock                   (1,940)      (1,940,000)
    Dividends on Preferred Stock
    Dividends on Common Stock
    Amortization of stock purchase loan
    Reallocation of equity to minority partners
         in Operating Partnership                                                                            (22,141,616)

                                                    ------     ------------     ---------     ---------     ------------

Balance, September 30, 1998                             --     $         --     7,340,474     $  73,405     $ 92,668,007
                                                    ======     ============     =========     =========     ============

                                                                          Cumulative
                                                                         Distributions
                                                         Stock             in Excess            Total
                                                        Purchase             of Net          Shareholders'
                                                          Loans              Income             Equity
                                                          -----              ------             ------
Balance, December 31, 1997                                               $    (542,723)     $   2,203,277
    Net income                                                               2,724,583          2,724,583
    Issuance of Common Stock                           $ (1,050,000)                          113,027,028
    Redemption of Preferred Stock                                                              (1,940,000)
    Dividends on Preferred Stock                                               (63,143)           (63,143)
    Dividends on Common Stock                                               (3,807,506)        (3,807,506)
    Amortization of stock purchase loan                      83,296                                83,296
    Reallocation of equity to minority partners
         in Operating Partnership                                                             (22,141,616)

                                                       ------------      -------------      -------------

Balance, September 30, 1998                            $   (966,704)     $  (1,688,789)     $  90,085,919
                                                       ============      =============      =============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)

Cash flow provided by operating activities:                                                  $   4,980,092
                                                                                             -------------

Cash flow from investing activities:
      Acquisitions of land, buildings and improvements                                         (11,517,231)
      Investments in joint ventures                                                            (19,302,207)
                                                                                             -------------

      Net cash used in investing activities                                                    (30,819,438)
                                                                                             -------------

Cash flow from financing activities:

      Repayment of mortgage notes payable, exclusive of scheduled principal amortization      (109,303,875)
      Principal amortization of mortgage notes payable                                            (240,676)
      Proceeds from debt financing                                                              29,900,000
      Redemption of Preferred Stock                                                             (1,940,000)
      Proceeds from sale of Common Stock                                                       113,027,028
      Dividends paid on Preferred Stock                                                         (1,330,095)
      Dividends paid on Common Stock                                                               (63,143)
                                                                                             -------------

Net cash provided by financing activities                                                       30,049,239
                                                                                             -------------

Net increase in cash and cash equivalents                                                        4,209,893
Cash and cash equivalents, beginning of period                                                           0
                                                                                             -------------

Cash and cash equivalents, end of period                                                     $   4,209,893
                                                                                             =============

Noncash investing and financing activities:

      Acquisition of land, building and improvements with assumed indebtedness               $ 196,863,763
                                                                                             =============

      Dividends declared and paid in succeeding period                                       $   2,477,411
                                                                                             =============

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

      The Condensed Consolidated Balance Sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

3. Stock Split and Public Stock Offering

      On April 14, 1998 the Company authorized a 1.7051 for 1 split of its Common Stock which was effected immediately prior to the consummation of the stock offering referred to below. As a result, the number of outstanding shares of Common Stock prior to the stock offering increased to 81,265 shares from 47,660 shares.

      On May 13, 1998, the Company completed a primary public stock offering (the "Offering") of 7,200,000 shares of Common Stock at $17.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $13,000, totaling approximately $113,000, were used primarily to
(i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions) of the Operating Partnership and the Property Partnerships, and (ii) to redeem the Series A Convertible Redeemable Preferred Stock outstanding. As a consequence of this use of proceeds, the ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and a 25.2% limited partner interest held by the Unit holders. Accordingly, the Company has accounted for its interests in the Operating Partnership and the Property Partnerships on a consolidated basis effective as of the completion of the stock offering. A total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) have been outstanding since completion of the stock offering.

4. Income (Loss) per Common Share

      Basic net income (loss) per share excludes the dilutive effects of any outstanding options. Diluted net income (loss) per share includes the dilutive (but not any anti-dilutive) effect of outstanding options calculated under the treasury stock method.

      Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three months ended September 30, 1999 and 1998, and 7,340,474 and 3,830,527 shares of Common Stock outstanding for the nine months ended September 30, 1999, and 1998, respectively.

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

      Condensed operating information for the Property Partnerships (comprising thirteen shopping center properties) for the nine months ended September 30, 1998, follows. Certain balances have been reclassified to conform with current year presentations.

                                                                  Nine Months
                                                                 Ended 9/30/98
                                                                 -------------
Revenues from rental property ..................................    $25,521
                                                                    -------
Expenses:
         Operating expenses ....................................      3,314
         Real estate taxes .....................................      3,696
         Management fees to affiliates .........................        759
         Interest expense ......................................      7,745
         Depreciation and amortization .........................      4,282
         General and administrative expenses ...................         53
                                                                    -------
                                                                     19,849
                                                                    -------
                             Income from operations ............    $ 5,672
                                                                    =======

6. Dividends on Preferred and Common Stock

      On March 1, June 15, and September 15, 1999, the Board of Directors declared dividends on its Common Stock of $.3775 per share, which amounts were paid on April 15, July 15, and October 15, 1999, to common shareholders of record on March 31, June 30, and September 30, 1999, respectively. The $.3775 rate of dividend, if annualized, would equal $1.51 per share.

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

8. Property Acquisitions

      On July 15 1999, the Company acquired nine shopping center properties (the "Properties") anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in the states of Florida, California, Washington, Minnesota, Illinois and Kentucky. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in the Properties. The amount invested by the Company since July 1998 and to acquire the Properties, totaling approximately $49.5 million, was funded with borrowings under the Company's revolving line of credit. The reporting of financial position and results of operations for the Company pertaining to these Properties reflects a change from the equity to consolidation method of accounting.

9. Pro Forma Financial Information

      As discussed in Note 8, the Company acquired nine shopping center properties (the "Properties") during the three months ended September 30, 1999. The pro forma information set forth below is based upon the Company's historical Condensed Consolidated Statement of Income for the nine months ended September 30, 1999, and the historical operating results for 1998 after giving effect to the Offering, adjusted to give effect to the Properties acquisition as of January 1, 1998.

      This pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Properties acquisition occurred as of January 1, 1999 and 1998, nor does it purport to represent the results of future operations.

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                     1999            1998
                                                     ----            ----

Revenue from rental property ..................    $34,521         $31,887
Net income ....................................      6,383           6,241
Net income, per common share ..................    $   .87         $   .85

10. Subsequent Event

      In a press release issued on October 13, 1999, the Company announced that it has retained a financial advisor to assist in examining strategic alternatives to maximize shareholder value.

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

      The following discussion compares the results of property operations of the Company for the three and nine months ended September 30, 1999, with the results of property operations of the Company and The Property Partnerships, respectively, for the three and nine months ended September 30, 1998, as more fully described in Note 5 to the accompanying Condensed Consolidated Financial Statements.

      The Company recently acquired nine shopping center properties (the "Properties") anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in six states. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in the Properties and reported its investment on the equity method of accounting. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1999, report the operations of these Properties on a consolidated basis effective July 1999. Consequently, the acquisition of the Properties gives rise to significant changes when comparing the Company's results of operations for the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 1998. Historic and pro forma financial information pertaining to the operation of these Properties was disclosed by the Company in a Form 8-K dated July 15, 1999, and filed with the SEC on July 30, 1999.

Comparison of Three Months Ended 9/30/99 to Three Months Ended 9/30/98

      Revenues from rental property increased $3,153,000 or 36.0% to $11,922,000 for the quarter ended September 30, 1999, as compared with $8,769,000 for the quarter ended September 30, 1998. This net increase includes growth in base rental revenues associated with higher rent levels achieved on new and renewal leases and the acquisition of twelve shopping center properties.

      Property operating expenses increased $106,000 from $1,240,000 for the quarter ended September 30, 1998, to $1,346,000 for the quarter ended September 30, 1999. This net increase reflects increased expenses associated with the acquisition of twelve shopping center properties offset by management's efforts to reduce operating expenses at existing properties. Property real estate taxes increased by approximately $478,000 to $1,780,000 for the quarter ended September 30, 1999, as compared with $1,302,000 for the corresponding period in 1998, reflecting the acquisition of the twelve shopping center properties, and the effect of increased assessments associated with property expansions and renovations.

      Management fees remained constant at approximately 3% of gross revenues for the quarters ended September 30, 1999, and 1998, as provided for in the Management Agreement.

      Interest charges increased $1,191,000 to $2,844,000 for the quarter ended September 30, 1999, as compared with $1,653,000 for the quarter ended September 30, 1998, due to interest costs on borrowings to fund the acquisition of twelve shopping center properties, combined with the effect of higher rates on variable rate debt.

      Depreciation and amortization expenses increased $465,000 to $1,946,000 for the quarter ended September 30, 1999, as compared with $1,481,000 for the quarter ended September 30, 1998. This increase reflects the depreciation and amortization of capital expenditures associated with the renovation and retenanting of properties in the portfolio and the acquisition of twelve shopping center properties.

Comparison of Nine Months Ended 9/30/99 to Nine Months Ended 9/30/98

      Revenues from rental property increased $4,960,000 or 19.4% to $30,481,000 for the nine months ended September 30, 1999, as compared with $25,521,000 for the nine months ended September 30, 1998. This net increase is largely due to growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases, and the acquisition of twelve shopping center properties.

      Property operating expenses increased $257,000 from $3,314,000 for the nine months ended September 30, 1998, to $3,571,000 for the nine months ended September 30, 1999. This net increase reflects increased expenses associated with the acquisition of twelve shopping center properties partially offset by management's efforts to reduce operating expenses at existing properties. Property real estate taxes increased by approximately $931,000 between the corresponding periods, reflecting the acquisition of twelve shopping center properties and the effect of increased assessments associated with property expansions and renovations.

      Management fees remained constant at approximately 3% of gross revenues for the nine months ended September 30, 1999, and 1998, as provided for in the Management Agreement.

      Interest charges decreased $1,154,000 to $6,591,000 for the nine months ended September 30, 1999, as compared with $7,745,000 for the nine months ended September 30, 1998, reflecting the repayment of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3, partially offset by interest costs on borrowings to fund the acquisition of twelve shopping center properties.

      Depreciation and amortization expenses increased $996,000 to $5,278,000 for the nine months ended September 30, 1999, as compared with $4,282,000 for the nine months ended September 30, 1998. This increase reflects the depreciation and amortization of capital expenditures associated with the renovation and retenanting of properties in the portfolio and the acquisition of twelve shopping center properties.

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

      Since completion of its initial public stock offering, the Company has financed the acquisition of interests in fifteen real estate properties, with borrowings under its revolving line of credit, assumed property indebtedness and the placement of new mortgage financing. Indebtedness outstanding at September 30, 1999, totaled $179.9 million, and was comprised of $88 million fixed rate mortgage debt with a weighted average interest rate and remaining term to maturity of 7.6% and 5.0 years, respectively, and $91.9 million in borrowings under the Company's line of credit.

      The combined aggregate principal maturities of mortgages and notes payable outstanding as of September 30, 1999 are as follows:

                             Fixed Rate Obligations   Variable Rate Obligations
                             ----------------------   -------------------------
                                 Rate    Amount            Rate      Amount
                                 ----    ------            ----      ------
                                         (000's)                    (000's)
      10/1/99-12/31/99 .....     7.66%  $   285             --      $    --
      2000 .................     7.65%    1,195           7.13%      91,900
      2001 .................     6.35%    2,540             --           --
      2002 .................     7.50%   12,913             --           --
      2003 .................     7.40%   25,365             --           --
      Thereafter ...........     7.85%   45,742             --           --

      The Company considers (i) the availability of funds under its revolving credit facility described below, (ii) the potential net proceeds from divesting unencumbered shopping center properties located outside its target markets, and
(iii) its access to other sources of debt and equity capital, sufficient to pursue its identified growth strategies. The Company intends to make regular quarterly distributions to the holders of its Common Stock. The distribution for the period ended September 30, 1999, was $0.3775 per share (which, if annualized, would equal $1.51 per share), or an annual yield of approximately 9.6% based on the September 30, 1999, closing price of $15.75 per share.

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

      Upon consummation of its public stock offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling $91,900 at September 30, 1999, are secured by certain shopping center properties with recourse to the Company. The credit facility matures in May 2000, subject to extension upon mutual agreement of the parties.

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

      Funds from Operations (FFO) increased approximately 28% to $5.0 million for the three months ended September 30, 1999, as compared to $3.9 million for the three months ended September 30, 1998. FFO for the nine months ended September 30, 1999, totaling $13.9 million, increased approximately 21% over the corresponding pro forma period in 1998. This third quarter 1999 performance also represents an approximate 9% increase over the second quarter 1999 FFO of $4.6 million. The pro forma FFO figure for 1998 gives retroactive effect as of January 1, 1998 to the Company's IPO completed May 13, 1998, and reflects adjustments consistent with those noted in the Company's IPO prospectus.

                                                   Calculation of Funds From Operations
                                                              (In thousands)

                                                 Three Months Ended     Nine Months Ended
                                                 September 30, 1999     September 30, 1999
                                                 ------------------     ------------------
Net income                                             $ 2,247              $ 5,988

Minority interests in Operating Partnership                757                2,016

Depreciation and amortization                            1,947                5,278

Adjustment for unconsolidated joint ventures                76(1)               645(1)
                                                       -------              -------

Funds from Operations                                  $ 5,027              $13,927
                                                       =======              =======

Distributions                                          $ 3,704              $11,113
                                                       =======              =======

Payout ratio                                              73.7%                79.8%
                                                       =======              =======

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

      None.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      In a press release issued on October 13, 1999, the Company announced that it has retained a financial advisor to assist the Company in examining strategic alternatives to maximize shareholder value.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

             3.1 - Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference)
             3.2 -   Articles Supplementary dated July 27, 1999, (filed as
                     Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).
             3.3 - Third Amended and Restated By-Laws of the Company dated July 27, 1999,(filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
             4.1 - Shareholder Rights Agreement, dated as of June 30, 1999, between the Company and BankBoston, N.A. (filed as Exhibit
                     4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
             4.2 -   Amendment No. 1, dated July 27, 1999, to Shareholder
                     Rights Agreement dated as of March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as
                     Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
             4.3 - Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
             10.1 - Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975, and incorporated herein by reference)
             10.2 - First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as
                     Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
             10.3 -  Contribution and Exchange Agreement, dated August 11,
                     1997, among National Properties Investment Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No.
                     333-41431, and incorporated herein by reference)
             10.4 -  Amended and Restated Management Agreement, dated as of
                     March 30, 1998, among the Company, the Operating
                     Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
             10.5 - Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as
                     Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
             10.6 - Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)
             10.7 - Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as Exhibit
                     10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference)
             27.1* - Financial Data Schedule

             ----------
             *     filed herewith

             (b)   Reports on Form 8-K

      During the quarter ended September 30, 1999, the Company filed a report on Form 8-K with the SEC dated July 15, 1999, to disclose the acquisition of a portfolio of nine Kmart-anchored shopping centers.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHILIPS INTERNATIONAL REALTY CORP.


November 15, 1999              /s/ Philip Pilevsky
-----------------              -------------------------------------------------
(Date)                         Philip Pilevsky
                               Chairman of the Board and Chief Executive Officer


November 15, 1999              /s/ Carl Kraus
-----------------              -------------------------------------------------
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

            ----------
            * filed herewith