Form 10-K
period 1999-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2000-03-30
CIK 1050686

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              COMMISSION FILE NUMBER:          000-23463
                                          .................

                       PHILIPS INTERNATIONAL REALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                    13-3963667
------------------------------------  -------------------
  (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

         417 FIFTH AVENUE,
         NEW YORK, NEW YORK                  10016
------------------------------------  -------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 545-1100

          Securities registered pursuant to Section 12(b) of the Act:

    COMMON STOCK, $0.01 PAR VALUE                     NEW YORK STOCK EXCHANGE
-------------------------------------  -----------------------------------------------------
        (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 15, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $111.5 million. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. The calculation does not reflect a determination that persons are non-affiliates for any other purpose.

     As of March 15, 2000, 7,340,474 shares of common stock, $.01 par value, of the Company (the "Common Stock") were outstanding.

     LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 27.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual meeting of shareholders to be held on May 30, 2000 are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                                          PAGE
                                                                                                          ----
PART I
  Item 1.   Business...................................................................................      1
  Item 2.   Properties.................................................................................     12
  Item 3.   Legal Proceedings..........................................................................     17
  Item 4.   Submission of Matters to a Vote of Security Holders........................................     17

PART II
  Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.......................     17
  Item 6.   Selected Financial Data....................................................................     18
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......     20
            Quantitative and Qualitative Disclosures About Market Risk.................................     25
 Item 7A.
  Item 8.   Financial Statements and Supplementary Data................................................     25
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......     25

PART III
 Item 10.   Directors and Executive Officers of the Registrant.........................................     25
 Item 11.   Executive Compensation.....................................................................     25
 Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................     25
 Item 13.   Certain Relationships and Related Transactions.............................................     25

PART IV
 Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K..........................     26

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Philips International Realty Corp. (the "Company") is a self-advised real estate investment trust ("REIT") formed to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the "Philips Group"). For more than 16 years, the Philips Group has been engaged in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly concentrated in two major, densely populated, East Coast metropolitan regions: (i) the New York, Northern New Jersey, Long Island and Connecticut consolidated metropolitan statistical area (the "New York CMSA") and (ii) the Miami-Fort Lauderdale consolidated metropolitan statistical area (the "Miami CMSA"). As of December 31, 1999, the Company's portfolio consisted of interests in 26 retail properties plus 2 development sites (each a "Property," and collectively, the "Properties"), encompassing 3.9 million square feet of gross leasable area ("GLA"). Twenty-one (21) of the Properties are anchored by national or regional supermarkets or discount department stores such as Publix Supermarkets, Inc., Winn-Dixie Stores, Inc., Waldbaums/APW Supermarkets, Inc. and Kmart. The Company believes the strength of these discount department stores and grocery retailers, as well as other key anchor tenants, provide the Properties with consistent consumer traffic and enables the Company to attract additional quality anchor retailers, as well as quality national, regional and local non-anchor retailers. As of December 31, 1999, the Properties were 90% leased to 393 tenants.

STRATEGIC ALTERNATIVES

     On October 13, 1999, the Board of Directors of the Company announced that it had retained a financial advisor to assist the Company in examining strategic alternatives to maximize shareholder value. The Board believes that the Company's current stock price does not reflect the underlying value of its assets. Given the changing dynamics of the REIT market place and consistent with its commitment to realize shareholder value for all investors, the Board believes that it is prudent to explore the strategic alternatives for the Company. Discussion regarding the Company's investment and operating strategy, liquidity and capital resources and dividends and other future plans throughout this Annual Report should be read giving appropriate consideration to this pending evaluation.

INVESTING AND OPERATING STRATEGY

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

     Management expects that a significant part of the Company's growth will be achieved through continuing its program of acquiring an optimal, risk-adjusted mix of additional shopping centers for redevelopment at attractive initial returns, including: (i) well established, stable properties which the Company believes are currently leased at below market rents; (ii) underperforming, poorly managed properties; and (iii) properties with additional land for new development or expansion. The Company seeks to acquire shopping centers in markets with strong demographics, emphasizing locations where retail demand exceeds supply and the creation of new supply is constrained. The Company believes there are significant opportunities within the markets in which it currently operates to acquire such properties, including opportunities to acquire property portfolios. The Company further believes that the markets in which it operates are mature, established markets in which property owners may have low tax bases, and therefore exposure to significant taxable gains upon sale. Management believes that, over time, the Company's ability to acquire properties for Units enabling such sellers to defer taxable gain, coupled with its extensive market expertise and contacts, as well as its access to capital as a public company, will enable the Company to successfully execute its business plan.

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

MANAGEMENT AND CAPITAL STRUCTURE

     Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, leads a management team whose executive officers have an average of approximately 18 years experience in acquiring, redeveloping and developing retail properties. Philips International Realty Corp. and the Philips Group have acquired, redeveloped and/or developed more than 70 retail properties encompassing over 5.4 million square feet within the New York CMSA and Miami CMSA markets. Mr. Pilevsky and the other executive officers and directors beneficially owned in the aggregate approximately 27.0% of the outstanding Common Stock (or units redeemable therefor).

     The Company's day-to-day operations are strategically directed by its executive officers and implemented through a management agreement (the "Management Agreement") with a property management company affiliated with the Philips Group (the "Management Company"). The Management Agreement provides for the payment of fees, not to exceed prevailing market rates, and can be canceled, in whole or in part, at any time by the Company as it internalizes property management services. This agreement enables the Company to utilize the Philips Group's infrastructure on a cost-effective basis. The Company will internalize property management functions as its portfolio grows.

     The Company was incorporated in Maryland on July 16, 1997. Its executive offices are located at 417 Fifth Avenue, New York, New York 10016, and its telephone number is (212) 545-1100.

     As of December 31, 1999, the Company's debt to total capitalization ratio was approximately 53%, based on the closing stock price in trading on the New York Stock Exchange ("NYSE") on such day of $16.438 per share. The Company's organizational documents do not limit the amount of indebtedness that the Company may incur.

EMPLOYEES

     As of December 31, 1999, the Company had 30 employees, 24 of whom are maintenance, security and clerical personnel at the Properties located in Hialeah, Florida. The Company believes that relations with its employees are good. None of the employees are unionized.

COMPETITION

     Numerous shopping center properties compete with the Properties in attracting tenants to lease space. Tenants may consider certain of these competing properties to be newer in appearance, better located or better maintained than the Properties. The number of competitive commercial properties in a particular area could have a material effect on the Company's ability to lease space in the Properties or at newly developed or acquired properties and on the rents charged. In addition, retailers at the Properties face increasing competition from other forms of retailing, such as catalogues, discount shopping clubs, telemarketing, and electronic commerce.

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

     All of the Properties have been subject to a Phase I environmental assessment (which involves general inspections without soil sampling or ground water analysis) by independent environmental consultants. None of these environmental assessments has revealed any environmental liability that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole, nor is the Company aware of any material environmental liability.

     There are no other laws or regulations which have a material effect on the Company's operations, other than typical state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

     The Company operates in a single industry segment. The Company does not have any foreign operations and its business is not seasonal. All of the Company's Properties are retail shopping center properties. As of December 31, 1999, the total annualized contractual base rents due under leases with tenants at the Company's 14 Properties located in the New York CMSA or Miami CMSA markets represented 77% of the total annualized contractual base rents due under all of the Company's leases.

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

     PUBLIC STOCK OFFERING. On May 13, 1998, the Company completed an initial primary public stock offering of 7,200,000 shares of Common Stock at $17.50 per share (the "Offering"). The net proceeds totaling approximately $113,000,000 have been used primarily to (i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions and the Offering) of the Operating Partnership and the partnerships or limited liability companies holding fee title to the Properties (collectively the "Property Partnerships"), and (ii) to redeem the Series A Convertible Redeemed Preferred Stock outstanding at December 31, 1997. The ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and 25.2% limited partner interest held by the Unit holders. A total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) were outstanding effective as of the completion of the stock offering.

     REAL ESTATE INVESTMENT. Beginning in July 1998, the Company purchased, through a series of unrelated transactions, limited partnership interests in nine shopping center properties (the Kmart Properties) anchored by Kmart and comprising approximately 1.1 million square feet of leasable space. During the year ended December 31, 1999, the Company acquired the remaining 57% interest in the Kmart Properties for $30.4 million. The Kmart Properties are located in Florida, California, Washington, Minnesota, Illinois and Kentucky. The reporting of financial position and results of operations of the Kmart Properties by the Company reflects a change from the equity to consolidation method of accounting effective in the third quarter of 1999.

     During 1999, the Company substantially completed the development of the 50,000 square foot shopping center in Glen Cove, Long Island. Staples, the anchor tenant, opened its office supply superstore in November 1999. Approximately $4.8 million was expended in 1999 toward completion of the shopping center which is expected to have total development cost of approximately $8.1 million. The Company also completed a 14,000 square foot Walgreen's store in Freeport, Long Island in April 1999 with the expenditure of $1.8 million in 1999 bringing total development cost to $3.5 million.

     In March 1999, the Company acquired the remaining 50% interest in a 196,000 square foot shopping center development project in Palm Beach County, Florida for approximately $3.5 million. The reporting of financial position and results of operations of this property by the Company reflects a change from the equity to consolidation method of accounting effective in the first quarter of 1999.

     At December 31, 1999, the Company had a $7.1 million joint-venture investment in a proposed retail-residential redevelopment project. Subsequent to year-end, the joint venture sold this project and the Company's investment was returned in full. A shareholder and Unit holder of the Company was also an investor in this joint venture.

     The above-referenced investments were funded with borrowings under the Company's revolving line of credit.

     LEASING ACTIVITIES

     The Company has completed various transactions involving the leasing of available space in the portfolio and the recapture of below market leases with re-tenanting at higher rental levels, which activities are expected to contribute to internal FFO growth. Specifically, during 1999 the Company accomplished the following:

          o Recaptured the Caldor's below market space at Elm Plaza in Enfield, Connecticut and leased 88,000 square feet to Kohl's Department Stores effective February 2000.

          o Leased 35,000 square feet to Staples at the Central Park Avenue center in Yonkers, New York. The prior tenant's below market space was recaptured simultaneously with the acquisition of the property in 1998.

          o Commenced rent collection on 35,000 square feet leased to TJ Maxx in Hialeah, Florida and 34,000 square feet leased to National Wholesale at Forest Avenue Shoppers Town in Staten Island, New York.

          o Leased 8,000 square feet of recaptured space to Odd Jobs at Meadowbrook Commons in Freeport, New York, at higher rental level. As previously mentioned, Walgreens, the prior tenant, was relocated to a newly developed 14,000 square foot store in Freeport.

          o Leased in excess of 50,000 square feet of space at Palm Springs Mile in Hialeah, Florida to various tenants including David's Bridal (12,000s.f.), Rainbow Crafts (10,000s.f.), Fashion Bug (7,000s.f.),
            Tops and Bottoms (6,000s.f.), Washington Mutual (6,000s.f.) and Colonial Bank (4,000s.f.).

     FINANCING ACTIVITIES. As of December 31, 1999, there was a total of approximately $182.0 million in notes and mortgage debt outstanding which was secured by substantially all of the Company's properties. This total includes approximately $94.2 million in borrowings under the revolving credit facility described below, and approximately $87.8 million of secured fixed rate debt with a weighted average interest rate of 7.6% and a weighted average maturity of
4.8 years. See Note 7 to the Notes to Consolidated Financial Statements for a discussion of the debt encumbering the Company's Properties at December 31, 1999.

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

RISK FACTORS

     Our results of operations and ability to pay dividends may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors.

WE ARE DEPENDENT UPON THE ECONOMICS IN OUR MARKETS AND OF SHOPPING CENTERS GENERALLY.

     DEPENDENCE ON CERTAIN MARKET REGIONS. Fourteen of our property interests are located in either of the following major east coast metropolitan regions:
(1) the New York, northern New Jersey, Long Island and Connecticut metropolitan market area or (2) the Miami-Fort Lauderdale metropolitan market area. As of December 31, 1999, the total weighted average annualized base rent due under leases with tenants at properties located in such areas represented 77% of our total annualized base rents due under all of our leases. Adverse economic developments in these states could adversely impact the operations of our properties and, therefore, our profitability. Since our portfolio consists primarily of retail properties (as compared to a more diversified portfolio), a decline in the economy or a decline in the demand for retail space may adversely affect our ability to make distributions.

     DEPENDENCE ON CERTAIN PROPERTIES. As of December 31, 1999, the total annualized base rent due under leases with tenants at four of our properties located in Hialeah, Florida represented 32% of our total annualized base rents due under all of our leases. Adverse economic developments or a decline in consumer demand for shopping centers in this area or at these four properties could disproportionately and adversely affect our ability to make distributions.

CONFLICTS OF INTEREST COULD ADVERSELY AFFECT OUR OPERATIONS.

     POTENTIAL CONFLICTS WITH MANAGEMENT.  Our executive officers, including
Mr. Philip Pilevsky and Ms. Sheila Levine, direct our day-to-day operations. Philips International Holding Corp., a corporation that Mr. Pilevsky and
Ms. Levine own, manages such day-to-day operations pursuant to a management agreement dated December 31, 1997 among us, Philips International Realty, L.P. and Philips International Holding Corp. Mr. Pilevsky also has several other real estate holdings and activities that are not part of our company. A limited number of such holdings are retail properties that may compete with our properties. Personnel of Philips International Holding Corp. will spend some of their time managing the holdings of Mr. Pilevsky. This will prevent such personnel from devoting their efforts full-time to managing our properties. The failure of the such personnel to adequately serve us could adversely affect our business.

     POTENTIAL CONFLICTS WITH OTHER REAL ESTATE ACTIVITIES. In connection with our and Philip International Realty, L.P.'s formation in December 1997, we acquired twelve of the thirteen properties we then owned from holders of units of the Philips International Realty, L.P. Certain of these holders, including Mr. Pilevsky and Ms. Levine, continue to hold significant interests in real properties (including retail properties that may compete with our properties) that they owned but did not transfer to us at such time. While an Amended and Restated Non-Competition Agreement dated as of December 31, 1997 among us, Philips International Realty, L.P., Philips International Holding Co.,
Mr. Pilevsky and Ms. Levine prevents Mr. Pilevsky, Ms. Levine and Philips International Holding Corp. from acquiring, operating and managing or developing certain retail shopping center properties other than through us, it does not restrict their activities with respect to retail properties they owned but did not transfer to us at the time of our formation. As a result, Mr. Pilevsky will devote his professional time to overseeing the management of our properties as well as overseeing the management of other properties. The failure of Mr. Pilevsky to adequately serve us could adversely affect our business.

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

     o increased operating costs, including insurance premiums and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;

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

     FINANCIALLY DISTRESSED TENANTS MAY BE UNABLE TO PAY RENT. A tenant may default or file for bankruptcy at any time. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant's lease could reduce our cash flow available for distribution. One of our anchor tenants,

Bradlees Stores Inc., currently operates under the protection of the bankruptcy laws. Bradlees Stores Inc. leases 60,000 square feet at Foxboro Plaza. Termination of the lease could temporarily interrupt our rental income from
(1) the tenant of the affected space and (2) other tenants at the property whose income depends upon the tenant's presence as an anchor store at such property.

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

     "Phase I" environmental assessments of our properties were completed by independent environmental consultants. Although this environmental assessment did not reveal any environmental liability that could materially affect our financial condition or results of operations, you should consider that (1) such assessment involved general inspections without soil sampling or ground water analysis and may not have revealed all environmental liabilities, (2) future laws, ordinances or regulations could impose material environmental liability on us and (3) acts by tenants or other third parties and the condition of land near our properties (such as the presence of underground storage tanks) could adversely affect the condition of our properties and subject us to environmental liability.

     COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR PROPERTIES. Retailers at our properties face increasing competition from other forms of retailing such as catalogues, discount shopping clubs, telemarketing and electronic commerce. We face increasing competition for prospective tenants with landlords of shopping center properties that may be newer in appearance, better located or better maintained than our properties. Such competition may reduce our cash flow and adversely affect our ability to make distributions by:

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

     o long-term financing may not be available upon completion of construction; and

     o our distribution of 95% of our real estate investment trust taxable income (to maintain our qualification as a real estate investment trust) will limit our ability to rely upon income or cash flow from operations to finance acquisitions or new developments.

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

     As of December 31, 1999, we had outstanding an aggregate of approximately $182 million of mortgage indebtedness (including approximately $94.2 million in borrowings under our revolving credit facility).

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

     o if we mortgage a property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases;

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

WE ARE DEPENDENT UPON OUR KEY PERSONNEL WHOSE CONTINUED SERVICE IS NOT
GUARANTEED.

     We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We cannot assure you that any of our executive officers will remain with us. We have entered into employment agreements with Louis J. Petra, Sheila Levine, Brian J. Gallagher and Carl Kraus. Although we do not expect to enter into an employment agreement with Philip Pilevsky, Mr. Pilevsky has a significant ownership interest in our company. We also have entered into a non-competition agreement with each of Mr. Pilevsky and Ms. Levine that prevents them from engaging in certain retail real estate activities.

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

     TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST. We believe we have operated so as to qualify as a real estate investment trust for federal income tax purposes since our taxable year ended December 31, 1997. Although we believe we will continue to operate in such manner, we cannot guarantee you that we will. Qualification as a real estate investment trust depends on our meeting various requirements (some on an annual and quarterly basis) established under highly technical and complex tax provisions of the Internal Revenue Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, we cannot assure you that we will qualify as a real estate investment trust for any taxable year.

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

CERTAIN PROVISIONS OF LAW MAY INHIBIT CHANGES IN CONTROL.

     Certain provisions of the Maryland General Corporation Law, our articles of incorporation, our by-laws, our shareholder rights plan and Philips International Realty, L.P.'s partnership agreement may (1) inhibit a change in control of our company, (2) inhibit the removal of existing management or
(3) prevent us from paying you a premium for your shares of our common stock over the then-prevailing market prices.

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

     SHAREHOLDER RIGHTS PLAN. Our Board of Directors adopted a Shareholder Rights Plan effective as of March 31, 1999. The Rights Plan provides for a non-cash distribution of rights to purchase, for $55.00 each, a fraction of a share of a new series of preferred stock, exercisable upon the occurrence of certain events. Generally, upon the earlier to occur of (i) ten calendar days following the date of public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of our outstanding common stock or
(ii) ten calendar days following the commencement of, or public announcement of an intent to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of fifteen percent (15%) or more of our outstanding common stock, you, as a holder of a right, will have the right to receive, upon exercise, common stock having a market value equal to $110. Once any person or group becomes an acquiring person, all rights that are or were beneficially owned by any such acquiring person will be null and void.

     The Rights Plan contains provisions to safeguard your interests in the event of an unsolicited offer to acquire us. However, because our Board of Directors can redeem the rights in certain circumstances, the Rights Plan will not prevent our acquisition on terms that our Board of Directors considers favorable and fair to you.

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

ITEM 2. PROPERTIES

GENERAL

     As of December 31, 1999, the Company held interests in 26 retail properties, plus 2 development sites, (the Properties) encompassing 3.9 million square feet of GLA. Information concerning the Properties is set forth in the following Property Summary Data chart.

     The Company's neighborhood and community shopping centers usually are anchored by national or regional retailers. As long-time participants in the shopping center industry, management has established close relationships with a large number of major national and regional retailers. As of December 31, 1999, the Properties were 90% leased to 393 tenants with 82% of the total GLA leased to national and regional retailers. Twenty-one (21) of the Properties are anchored by national or regional supermarkets or discount department stores such as Publix Supermarkets, Inc., Winn-Dixie Stores Inc., Waldbaums/APW Supermarkets, Inc. and Kmart. The Company believes the strength of these discount department stores and grocery retailers, as well as other key anchor tenants, provide the Properties with consistent consumer traffic and enable the Company to attract additional quality anchor retailers, as well as quality national, regional and local non-anchor retailers.

PROPERTY SUMMARY DATA

     The following table sets forth certain information relating to each of the Properties at December 31, 1999.

                                                                                          ANNUALIZED CONTRACTUAL
                                                                                         BASE RENT AT 12/31/99(1)
                                            YEAR BUILT/                           --------------------------------------
                                             RENOVATED                 % LEASED                  % OF         BASE
                                    %      --------------  TOTAL GLA     AT         BASE        PORTFOLIO   RENT/SQ. FT.
PROPERTY AND LOCATION             OWNED     YR. ACQUIRED   (SQ. FT.)   12/31/99   RENT ($000)    BASE RENT  (2) ($)
--------------------------------- ------   --------------  ---------   --------   -----------   ---------   ------------
NEW YORK CMSA
  Forest Avenue Shoppers Town     100.0      1957/1996       177,118     100.0        3,672         9.9         20.73
    Forest Avenue                            ---------
    Staten Island, New York                     1984
  Meadowbrook Commons             100.0       1990(3)        173,027     100.0        3,083         8.3         17.82
    Sunrise Highway
    Freeport, New York
  Walgreens at Freeport           100.0       1999(3)         13,905     100.0          383         1.0         27.54
    45 Henry St.
    Freeport, New York
  Merrick Commons                 100.0      1960/1994       107,871     100.0        1,769         4.8         16.40
    Merrick Road                             ---------
    Merrick, New York                           1985
  Mill Basin Plaza                100.0       1991(3)         80,708     100.0        2,115         5.7         26.21
    Avenue U
    Brooklyn, New York
  Branhaven Plaza                 100.0      1971/1996       191,496      98.0        1,335         3.6          7.11
    U.S. 1                                   ---------
    Branford, Connecticut                       1985
  Munsey Park S.C.                100.0      1979/1995        73,294     100.0        2,326         6.3         31.73
    Northern Blvd.                           ---------
    Munsey Park, New York                       1998
                                                           ---------    ------      -------       -----        ------
TOTAL/WEIGHTED AVERAGE                                       817,419      99.7       14,683        39.5         18.05

NEW YORK CMSA-JOINT VENTURES
  1517-25 Third Ave.               50.0         1962          10,552*    100.0          586**       1.6        111.09
    New York, NY                                ----
                                                1998
  1703 Central Park Ave.           75.0         1972          56,304     100.0          985**       2.7         23.35
    Yonkers, NY                                 ----
                                                1998
  Northshore Triangle              75.0       1999(3)         49,597      50.2          392**       1.1         21.00
    Glen Cove, NY
                                                           ---------    ------      -------       -----        ------
TOTAL/WEIGHTED AVERAGE                                       116,453      78.8        1,963         5.3         32.80

MIAMI CMSA
  Mall on the Mile                100.0       1985(4)        592,809      97.9        4,564        12.3          7.86
    Palm Springs Mile
    Hialeah, Florida
  Palm Springs Village            100.0       1985(4)        315,799      94.5        3,454         9.3         11.57
    Palm Springs Mile
    Hialeah, Florida
  The Shops on 49th Street        100.0       1985(4)        172,727      96.2        3,011         8.1         18.11
    Palm Springs Mile
    Hialeah, Florida
  Philips Plaza                   100.0       1985(4)        109,273      82.7        1,019         2.7         11.28
    Palm Springs Mile
    Hialeah, Florida
                                                           ---------    ------      -------       -----        ------
TOTAL/WEIGHTED AVERAGE                                     1,190,608      95.4       12,048        32.4         10.61

PROPERTY AND LOCATION                           KEY TENANTS
---------------------------------  -------------------------------------
NEW YORK CMSA
  Forest Avenue Shoppers Town      TJ Maxx (The TJX Companies, Inc.);
    Forest Avenue                  National Wholesale Liquidators
    Staten Island, New York
  Meadowbrook Commons              Giant Food Stores, Inc.; Toys 'R' Us,
    Sunrise Highway                Inc.; Marshall's, Inc.
    Freeport, New York
  Walgreens at Freeport            Walgreens Co.
    45 Henry St.
    Freeport, New York
  Merrick Commons                  APW Supermarkets, Inc. (Waldbaum,
    Merrick Road                   Inc.)
    Merrick, New York
  Mill Basin Plaza                 Pergament Home Centers, Inc.;
    Avenue U                       Walgreens Co.
    Brooklyn, New York
  Branhaven Plaza                  Kohl's Dept. Stores; APW
    U.S. 1                         Supermarkets, Inc. (Waldbaum, Inc.);
    Branford, Connecticut          CVS
  Munsey Park S.C.                 Bed, Bath & Beyond; Fresh Fields
    Northern Blvd.                 Markets
    Munsey Park, New York

TOTAL/WEIGHTED AVERAGE

NEW YORK CMSA-JOINT VENTURES
  1517-25 Third Ave.               Development Project
    New York, NY
  1703 Central Park Ave.           Staples, Inc.
    Yonkers, NY
  Northshore Triangle              Staples, Inc.
    Glen Cove, NY

TOTAL/WEIGHTED AVERAGE

MIAMI CMSA
  Mall on the Mile                 Burlington Coat (Kmart); RTG
    Palm Springs Mile              Furniture; U/A Theaters; Mervyn's;
    Hialeah, Florida               Toys 'R' Us, Inc.; Publix
                                   Supermarkets, Inc.; Circuit City
  Palm Springs Village             Winn-Dixie Stores, Inc.
    Palm Springs Mile              TJ Maxx
    Hialeah, Florida
  The Shops on 49th Street         Smart & Final Stores Corporation;
    Palm Springs Mile              Pier One Imports (U.S.) Inc.; Trans
    Hialeah, Florida               World/ Spec's Music
  Philips Plaza                    David's Bridal: Coral Springs School
    Palm Springs Mile
    Hialeah, Florida

TOTAL/WEIGHTED AVERAGE

                                                                                          ANNUALIZED CONTRACTUAL
                                                                                         BASE RENT AT 12/31/99(1)
                                            YEAR BUILT/                           --------------------------------------
                                             RENOVATED                 % LEASED                  % OF         BASE
                                    %      --------------  TOTAL GLA     AT         BASE        PORTFOLIO   RENT/SQ. FT.
PROPERTY AND LOCATION             OWNED     YR. ACQUIRED   (SQ. FT.)   12/31/99   RENT ($000)    BASE RENT  (2) ($)
--------------------------------- ------   --------------  ---------   --------   -----------   ---------   ------------
FLORIDA MARKET
  Palm Springs Plaza              100.0         1962         195,661      22.2          225         0.6          5.18
    Palm Beach County, FL                       1998
  Tradewinds Shopping             100.0         1987         209,404      97.1        1,152         3.1          5.67
    Overseas Highway                            1998
    Key Largo, FL
  Bayhill Plaza                   100.0         1987         179,065     100.0        1,269         3.4          7.09
    7705 Turkey Lake Road                       1998
    Orlando, FL
  The Shoppes at Lake Mary        100.0         1985          38,125      86.1          296         0.8          9.01
    Country Club Road                           1997
    Lake Mary, FL
                                                           ---------    ------      -------       -----        ------
TOTAL/WEIGHTED AVERAGE                                       622,255      73.7        2,942         7.9          6.42

NEIGHBORING MARKETS
  Elm Plaza                       100.0      1973/1995       168,852      37.4          275         0.7          4.36
    Rte. 220/I-91                            ---------
    Enfield, Connecticut                        1986
  Millside Plaza                  100.0         1977         161,128      97.5          722         1.9          4.59
    U.S. 130                                    1986
    Delran, New Jersey
  Foxboro Plaza                   100.0         1982         117,784     100.0          617         1.7          5.24
    Rte. 140/I-95                               1986
    Foxborough, Massachusetts
  North Star Shopping Center      100.0         1987         127,986     100.0          487         1.3          3.80
    Alexandria, MN                              1998
  1105 Bellvue Road               100.0         1987         109,698      98.6          702         1.9          6.49
    Atwater, CA                                 1998
  Northgate Shopping Center       100.0         1987         105,063     100.0          693         1.9          6.60
    Northgate Blvd. Sacramento,                 1998
    CA
  McHenry Commons, S.C.           100.0         1987         100,408      98.7          564         1.5          5.69
    North Richmond Road McHenry,                1998
    IL
  Pennyrile Marketplace, S.C.     100.0         1987          90,077      97.8          460         1.2          5.23
    3010 Fort Campbell Road                     1998
    Hopkinsville, KY
  Highway 101                     100.0         1987          89,128      89.2          516         1.4          6.49
    Port Angeles, WA                            1998
  Manning Avenue                  100.0         1987          72,655     100.0          473         1.3          6.51
    Reedley, CA                                 1998
                                                           ---------    ------      -------       -----        ------
TOTAL/WEIGHTED AVERAGE                                     1,142,779      89.1        5,509        14.8          5.41
                                                           ---------    ------      -------       -----        ------

PORTFOLIO TOTAL/WEIGHTED AVERAGE                           3,889,514      90.5       37,145       100.0         10.86
                                                           ---------    ------      -------       -----        ------
                                                           ---------    ------      -------       -----        ------

PROPERTY AND LOCATION                           KEY TENANTS
---------------------------------  -------------------------------------
FLORIDA MARKET
  Palm Springs Plaza               Acquired for Redevelopment.
    Palm Beach County, FL
  Tradewinds Shopping              Kmart; Publix
    Overseas Highway
    Key Largo, FL
  Bayhill Plaza                    Kmart; Publix
    7705 Turkey Lake Road
    Orlando, FL
  The Shoppes at Lake Mary
    Country Club Road
    Lake Mary, FL

TOTAL/WEIGHTED AVERAGE

NEIGHBORING MARKETS
  Elm Plaza                        APW Supermarkets Inc. (Waldbaum,
    Rte. 220/I-91                  Inc.)
    Enfield, Connecticut
  Millside Plaza                   Kmart Corporation; Eickhoff
    U.S. 130                       Supermarket (Shop- Rite)
    Delran, New Jersey
  Foxboro Plaza                    Bradlees Stores, Inc.
    Rte. 140/I-95
    Foxborough, Massachusetts
  North Star Shopping Center       Kmart
    Alexandria, MN
  1105 Bellvue Road                Kmart
    Atwater, CA
  Northgate Shopping Center        Kmart
    Northgate Blvd. Sacramento,
    CA
  McHenry Commons, S.C.            Kmart
    North Richmond Road McHenry,
    IL
  Pennyrile Marketplace, S.C.      Kmart
    3010 Fort Campbell Road
    Hopkinsville, KY
  Highway 101                      Kmart
    Port Angeles, WA
  Manning Avenue                   Kmart
    Reedley, CA

TOTAL/WEIGHTED AVERAGE

PORTFOLIO TOTAL/WEIGHTED AVERAGE

------------------

(1) Total annualized contractual base rent for all leases in place at December 31, 1999. Amount excludes (i) future contractual rent escalations and cost of living increases; (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

(2) Total annualized contractual base rent divided by total GLA leased at December 31, 1999.

(3) Property was developed by the Company.

(4) Development of the Properties commenced in 1958. Substantial redevelopment and expansion has been ongoing since 1985, when the Properties were acquired by the Philips Group.

 * Retail GLA only (excludes residential premises under redevelopment).

 ** Weighted by the Company's share of ownership.

OCCUPANCY

     During the past five years the portfolio occupancy and total annualized contractual base rent per square foot for its wholly-owned shopping center properties were as follows:

                                                                             TOTAL ANNUALIZED
                                                    NUMBER OF                CONTRACTUAL BASE RENT PER
YEAR ENDED DECEMBER 31                              PROPERTIES   % LEASED    LEASED SQUARE FOOT ($)(1)
-------------------------------------------------   ---------    --------    -------------------------
1999.............................................       25         90.8                10.27
1998.............................................       14         96.8                11.38
1997.............................................       13         96.3                10.44
1996.............................................       13         95.4                10.26
1995.............................................       13         90.7                 9.94

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

     At December 31, 1999, Kmart Corporation was the largest tenant representing approximately 11.1% of the Company's annualized base rental revenues. No other tenant accounted for more than 4.0% of revenues.

LEASE EXPIRATIONS

     The following table sets forth all scheduled lease expirations for the Properties beginning January 1, 2000, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                ANNUALIZED CONTRACTUAL
                                                TOTAL                                          BASE RENT AT 12/31/99(1)
                                             GLA UNDER                            --------------------------------------------------
                            NUMBER            EXPIRING                                               % OF
  LEASE EXPIRATION         OF LEASES           LEASES         % OF TOTAL          BASE RENT        PORTFOLIO        BASE RENT/
        YEAR               EXPIRING           (SQ. FT.)       EXPIRING GLA          ($000)         BASE RENT        SQ. FT.(2)($)
----------------------     -------------     -----------      ---------------     ----------       ------------     ----------------
2000.................            67              234,000             6.7               3,372             8.8              14.41
2001.................            55              278,582             7.9               4,141            10.8              14.86
2002.................            71              594,778            16.9               3,544             9.3               5.96
2003.................            48              138,362             3.9               1,897             5.0              13.71
2004.................            42              171,593             4.9               2,706             7.1              15.77
2005.................            15              136,628             3.9               1,596             4.2              11.68
2006.................            17               74,833             2.1               1,419             3.7              18.96
2007.................            10              100,464             2.9               2,036             5.3              20.27
2008.................            13               91,524             2.6               1,329             3.5              14.52
2009.................            10              159,343             4.5               1,876             4.9              11.77
2010 and thereafter..            45            1,537,873            43.7              14,276            37.4               9.28
                                ---           ----------           -----            --------          ------             ------
     TOTAL/ WEIGHTED
     AVERAGE.........           393            3,517,980           100.0              38,192           100.0              10.86
                                ---           ----------           -----            --------          ------             ------
                                ---           ----------           -----            --------          ------             ------

------------------------
(1) Total annualized contractual base rent for all leases in place at December 31, 1999. Amount excludes (i) future contractual rent escalation and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursement.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 1999.

TAX BASIS AND REAL ESTATE TAXES

     The aggregate cost basis of depreciable real property for federal income tax purposes in the Properties as of December 31, 1999 was approximately
$158.8 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations on the Properties during the fiscal year ended December 31, 1999 was approximately $6.8 million, or approximately $1.74 per square foot of GLA. Virtually all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of real estate tax increases, including real estate tax increases resulting from improvements.

SIGNIFICANT PROPERTIES

     Since the 1999 aggregate gross revenues for the Company's four Properties located in Hialeah, Florida amounted to more than 10% of the total gross revenues for the Properties during such year, additional information regarding these Properties is provided below.

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

     The following table sets forth the percent leased and total annualized contractual base rent per leased square foot for Palm Springs Mile as of the dates indicated:

                                                         TOTAL ANNUALIZED CONTRACTUAL BASE
YEAR ENDED DECEMBER 31,                      % LEASED    RENT PER LEASED SQUARE FOOT($)(1)
------------------------------------------   --------    -----------------------------------
1999......................................     95.4                     10.61
1998......................................     94.3                      9.95
1997......................................     94.1                      9.53
1996......................................     93.8                      9.57
1995......................................     85.5                      8.94

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

     The following table sets forth all scheduled lease expirations for Palm Springs Mile beginning January 1, 2000, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                    ANNUALIZED CONTRACTUAL
                                                                                                   BASE RENT AT 12/31/99(1)
                                                                                           ----------------------------------------
                                                                                                          % OF
                     LEASE            NUMBER OF     SQUARE FOOTAGE         % OF TOTAL                    PROPERTY
                   EXPIRATION         LEASES            UNDER              EXPIRING        BASE RENT      BASE        BASE RENT/
                      YEAR            EXPIRING      EXPIRING LEASES          GLA            ($000)        RENT        SQ. FT.(2)($)
              --------------------    ---------     ------------------     -----------     ---------     --------     -------------
                      2000                25               114,082             10.0           1,207         10.0          10.58
                      2001                23               108,899              9.6           1,444         12.0          13.26
                      2002                22               236,706             20.8           1,211         10.1           5.12
                      2003                20                61,277              5.4             822          6.8          13.41
                      2004                23               123,446             10.9           1,826         15.2          14.79
                      2005                 8                82,077              7.2             682          5.7           8.31
                      2006                 3                23,808              2.1             417          3.5          17.52
                      2007                 2                 6,700               .6             110           .9          16.42
                      2008                 6                13,787              1.2             369          3.1          26.76
                      2009                 5                91,223              8.0           1,074          8.8          11.77
              2010 and thereafter         14               273,554             24.2           2,886         23.9          10.55
                                         ---            ----------            -----         -------       ------          -----
TOTAL/WEIGHTED AVERAGE............       151             1,135,559            100.0          12,048        100.0          10.61
                                         ---            ----------            -----         -------       ------          -----
                                         ---            ----------            -----         -------       ------          -----

------------------

     (1) Total annualized contractual base rent for all leases in place at December 31, 1999. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and
         (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

     (2) Total annualized contractual base rent divided by total GLA leased at December 31, 1999.

     The aggregate cost basis of depreciable real property for federal income tax purposes for Palm Springs Mile at December 31, 1999 was approximately
$32.8 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets, which range from 15 to 39 years. The aggregate real estate tax obligations for Palm Springs Mile during the fiscal year ended December 31, 1999 was approximately $1.6 million, or approximately $1.35 per square foot of GLA.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the NYSE under the ticker symbol "PHR" and began trading on May 8, 1998.

  Market Information

     The following table sets forth the quarterly high, low and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 1999 and 1998:

                                                           HIGH          LOW         CLOSE
                                                          -------      -------      -------
1999:
First Quarter..........................................   $15.875      $13.062      $14.188
Second Quarter.........................................   $16.938      $13.688      $16.875
Third Quarter..........................................   $17.125      $15.000      $15.750
Fourth Quarter.........................................   $16.625      $15.500      $16.438

1998:
First Quarter..........................................   N/A          N/A          N/A
Second Quarter.........................................   $17.75       $16.50       $16.50
Third Quarter..........................................   $17.50       $13.875      $15.312
Fourth Quarter.........................................   $15.812      $14.188      $15.375

     On March 15, 2000, the closing Common Stock sales price on the NYSE was $16.31 per share.

  Holders

     On March 15, 2000, the Company had 1,212 common shareholders of record.

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

  Dividends and Distributions

     The Company intends to make regular quarterly distributions to holders of the Common Stock. Since completion of the Offering on May 13, 1998, the Company has paid distributions on its Common Stock as follows:

                             RECORD      DATE OF       AMOUNT
DATE OF DECLARATION           DATE       PAYMENT      PER SHARE
------------------------    --------     --------     ---------
1999 YEAR
3/15/99.................     3/31/99      4/15/99      $ .3775
6/15/99.................     6/30/99      7/15/99      $ .3775
9/15/99.................     9/30/99     10/15/99      $ .3775
12/15/99................    12/31/99      1/18/00      $ .3775

1998 YEAR
6/15/98.................     6/30/98      7/15/98      $ .1812
9/15/98.................     9/30/98     10/15/98      $ .3375
12/15/98................    12/31/98      1/15/99      $ .3375

     For income tax purposes, 100% of the dividends for 1999 and 1998 totalling $1.3628 and $.6667, per share respectively, represented ordinary dividend income to stockholders.

     Future distributions by the Company will be determined by the Board of Directors and will be dependent upon a number of factors. In addition, in order to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is, in general, required to distribute currently 95% of its taxable income.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for: (i) Philips International Realty Corp. as of and for the years ended December 31, 1999 and 1998 (see Footnote 1 to the following table); and
(ii) for The Philips Company (consisting of ten Properties accounted for on a combined basis and two Properties accounted for on an equity basis) on a combined basis as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1997. This information should be read in conjunction with all of the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The audited financial information for The Philips Company as of and for the years ended December 31, 1996 and 1995 presented herein is derived from the audited combined financial statements of The Philips Company and the notes thereto which do not appear in this Form 10-K.

                 THE COMPANY AND THE PHILIPS COMPANY (COMBINED)
                 (Dollars in thousands, except per share data)

                                                                                          THE PHILIPS COMPANY
                                                                                  -----------------------------------
                                                      PHILIPS
                                           INTERNATIONAL REALTY CORP(1)                 YEAR ENDED DECEMBER 31,
                                     -----------------------------------------    -----------------------------------
                                            1999                       1998         1997         1996         1995
                                     ----------------------------    ---------    ---------    ---------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY DATA)
OPERATING DATA:
Revenues from rental property.....            $   42,457             $  22,625    $  26,968    $  25,947    $  23,187
Income before extraordinary
  items...........................                 8,336                 4,521        1,336        1,888          307
Income before extraordinary items,
  per common share:
  Basic...........................                  1.14                   .94           --           --           --
  Diluted.........................                  1.14                   .94           --           --           --

BALANCE SHEET DATA:
Rental properties, net, at cost...               261,631               208,914           --(2)   137,399      124,892
Investments in real estate joint
  ventures........................                25,134                34,664           --(2)        --           --
Total assets......................               306,550               264,347           --(2)   129,841      116,856
Mortgages and notes payable.......               181,955               137,487           --(2)   133,609      131,740
Shareholders' equity (deficit)....                86,854                89,398           --(2)   (11,166)     (22,091)

OTHER DATA:
Funds from operations(3)..........                19,113              15,533(4)          --        5,574        3,590
Net cash provided by operating
  activities......................                15,784                 6,494           --        3,567        3,535
Net cash used in investing
  activities......................               (51,760)              (47,300)          --       (9,359)      (6,604)
Net cash provided by financing
  activities......................                30,044                49,922           --        6,086        2,160
Cash dividends declared per
  share...........................                  1.51                   .86           --           --           --
GLA (sq. ft.) (at end of period)..             3,889,514             3,814,889    2,391,856    2,348,117    2,348,117
Occupancy of Properties owned
  (%) (at end of period)..........                  90.5                  94.4         96.3         95.4         90.7

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

(3) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

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

     The following discussion compares (i) the results of operations for the year ended December 31, 1999 with the results of property operations of the Company as if the Property Partnerships had been consolidated for the full year ended December 31, 1998, and (ii) the results of property operations of the the Company as if the Property Partnerships had been consolidated for the full year ended December 31, 1998, with the results of property operations of The Philips Company and the Merrick Commons and Mill Basin Plaza properties for the year ended December, 1997. A comparison of the Company's reported results of operations for calendar year 1998 and 1997 would not be meaningful since operations did not commence until consummation of the Formation Transactions on December 31, 1997.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     Revenues from rental property increased $7,608,000 or 21.8% to $42,457,000 for the year ended December 31, 1999, as compared with $34,849,000 for the year ended December 31, 1998. This net increase is largely due to growth in base rental revenues associated with the acquisition of shopping center properties, the leasing of available premises in the portfolio and higher rent levels achieved on new and renewal leases.

     Property operating expenses increased $185,000 from $4,718,000 for the year ended December 31, 1998, to $4,903,000 for the year ended December 31, 1999. This net increase reflects increased expenses associated with the acquisition of shopping center properties partially offset by management's efforts to reduce operating expenses at existing properties. Property real estate taxes increased by approximately $1,312,000 between the corresponding periods, reflecting the acquisition of shopping center properties and the effect of increased assessments associated with property expansions and renovations.

     Management fees remained constant at approximately 3% of gross revenues for the years ended December 31, 1999, and 1998, as provided for in the Management Agreement.

     Interest charges decreased $30,000 to $9,552,000 for the year ended December 31, 1999, as compared with $9,582,000 for the year ended December 31, 1998, reflecting the repayment of indebtedness with proceeds of the Company's initial public offering as discussed in Note 3, partially offset by interest costs on borrowings to fund the acquisition of shopping center properties.

     Depreciation and amortization expenses increased $1,414,000 to $7,243,000 for the year ended December 31, 1999, as compared with $5,829,000 for the year ended December 31, 1998. This increase reflects the depreciation and amortization of capital expenditures associated with the acquisition of shopping center properties and renovation and retenanting of properties in the portfolio.

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

     Property operating expenses and management fees increased $212,000 from $5,557,000 for the year ended December 31, 1997, to $5,769,000 for the year ended December 31, 1998. This net increase reflects moderate increases in certain seasonal operating expenses and increased expenses associated with the acquisition of the Lake Mary, Florida, and Munsey Park, New York properties, offset by a reduction in property management expenses reflecting the economies of scale achieved in conjunction with the Offering. Property real estate taxes increased by approximately $368,000 or 7.9% between the corresponding periods, reflecting the acquisition of the Lake Mary, Florida, and Munsey Park, New York properties and the effect of increased assessments associated with property expansions and renovations, offset by management's continuing efforts to secure property tax reductions.

     Interest charges decreased $5,429,000 or 36.2% to $9,582,000 for the year ended December 31, 1998, as compared with $15,011,000 for the year ended December 31, 1997, primarily due to the repayment of indebtedness with proceeds of the Offering as discussed in Note 2 to the accompanying financial statements.

     Depreciation and amortization expenses increased $883,000 or 17.9% to $5,829,000 for the year ended December 31, 1998, as compared with $4,946,000 for the year ended December 31, 1997. This increase reflects the depreciation and amortization of (i) capital expenditures associated with the renovation and retenanting of properties in the portfolio, (ii) increased carrying values related to the acquisition of non-sponsor interests in the Company's properties, and (iii) the acquisition of the Lake Mary, Florida, and Munsey Park, New York properties.

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

     The Company believes that the Offering improved its financial position, principally through enabling the Company to substantially delever its shopping center portfolio. In connection with the Offering, the Company utilized the approximately $109 million net proceeds to repay all of its then outstanding floating-rate debt and certain secured, fixed-rate obligations. The secured, fixed-rate debt then remaining, totaling approximately $71.5 million, had a weighted average interest rate and term to maturity of 7.6% and 5.2 years, respectively. The significant reduction in the Company's overall debt served to reduce annual mortgage interest expense as a percentage of total revenue and the cash from operations required to fund debt service requirements.

     As described in Note 15 to the accompanying Consolidated Financial Statements, the Company has financed the acquisition of real estate interests during the year ended December 31, 1999 primarily with borrowings under the Company's line of credit.

     As of December 31, 1999, based upon the closing price for the Company's Common Stock in trading on the NYSE of $16.4375 per share, the Company's ratio of total debt to total debt and equity market capitalization was 53%. The Company considers the availability of funds under its revolving credit facility described below and its access to other sources of debt and equity capital sufficient to pursue its identified growth strategies.

     The Company intends to make regular quarterly distributions to the holders of its Common Stock. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

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

     Upon consummation of the Offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling approximately $94.2 million at December 31, 1999, are secured by certain shopping center properties with recourse to the Company. The credit facility matures in May 2000, subject to extension upon mutual agreement of the parties.

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

     Funds from Operations for the years ended December 31, 1999 and 1998, totaled approximately $19,113,000 and $15,533,000, respectively. The 1998 calendar year pro forma figure gives retroactive effect as of January 1, 1998, to the Offering completed May 13, 1998, and reflects adjustments consistent with those noted in the Company's Registration Statement on Form S-11. Funds from Operations have been determined as follows:

                      CALCULATION OF FUNDS FROM OPERATIONS
                                 (In thousands)

                                                             YEAR ENDED    YEAR ENDED
                                                             12/31/99      12/31/98
                                                             ----------    ----------
Net income applicable to common shares....................    $  8,336      $  4,392
Extraordinary items.......................................          --            65(1)
Minority interests in Operating Partnerships..............       2,807         1,506
Depreciation and amortization.............................       7,243         3,809
Adjustment for unconsolidated joint ventures..............         727(2)        289(2)
Pro forma adjustments.....................................          --         5,472(3)
                                                              --------      --------
Funds from Operations.....................................    $ 19,113      $ 15,533
                                                              --------      --------
                                                              --------      --------

------------------
(1) Company share of write off of deferred financing costs and prepayment penalties incurred in connection with the satisfaction of mortgages and other loans with proceeds of the Offering.

(2) Company share of depreciation and amortization charges in unconsolidated real estate joint ventures.

(3) Non-recurring adjustments consistent with those noted in Form S-11 Registration Statement necessary to give effect to completion of the May 1998 Offering as of January 1, 1998.

CASH FLOWS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998. Net cash provided by operating activities increased from $6,494,000 in 1998 to $15,784,000 in 1999 primarily due to acquisitions of new properties and reporting a full year of operations in 1999 compared to 1998. Prior to completion of the public stock offering, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method from January 1, 1998 to May 12, 1998. Thereafter, the Company accounted for its interest in the properties on a consolidated basis effective as of the completion of the IPO on May 13, 1998. Net cash used in investing activities increased from $47,300,000 in 1998 to $51,760,000 in 1999 reflecting increased acquisition activity. Net cash provided by financing activities decreased from $49,922,000 in 1998 to $30,044,000 in 1999. The May 1998 IPO
generated proceeds of $113,027,000 of which $109,304,000 was used to repay mortgage debt. In 1999, the dividends paid on common stock of $10,791,000 and distributions to minority interest of $3,634,000 reflect a full calendar year and an increase in the quarterly distribution to $.3775 per share from $.3375 in 1998. Cash and cash equivalents decreased by $5,933,000 in 1999 compared to an increase of $9,116,000 in 1998 resulting primarily from the aforementioned IPO proceeds in 1998.

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

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in information and operating systems and believes those systems successfully responded to the Year 2000 date change. The cost directly associated with Year 2000 compliance was not material to the Company's financial condition or results of operations. The Company is not aware of any material problems resulting from Year 2000 issues, and will continue to monitor its systems and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     See Note 7 to Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT AUDITORS

                                                                                                         PAGE(S)
                                                                                                           IN
                                                                                                         FORM 10-K
                                                                                                         ---------
PHILIPS INTERNATIONAL REALTY CORP.
       Report of Independent Auditors.................................................................   29
       Consolidated Balance Sheets as of December 31, 1999 and 1998...................................   30
       Consolidated Statements of Income for the Years Ended December 31, 1999 and 1998...............   31
       Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999 and
        1998..........................................................................................   32
       Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998...........   33
       Statement of Operations for the Period July 16, 1997 (Incorporation) to December 31, 1997......   34
       Statement of Shareholders' Equity for the Period July 16, 1997 (Incorporation) to December 31,
        1997..........................................................................................   35
       Statement of Cash Flows for the Period July 16, 1997 (Incorporation) to December 31, 1997......   36
       Notes to Consolidated Financial Statements.....................................................   37
THE PHILIPS COMPANY
       Report of Independent Auditors.................................................................   51
       Combined Statement of Income for the Year Ended December 31, 1997..............................   52
       Combined Statement of Owners' Deficit for the Year Ended December 31, 1997.....................   53
       Combined Statement of Cash Flows for the Year Ended December 31, 1997..........................   54
       Notes to Combined Financial Statements.........................................................   55

      (a) 2. FINANCIAL STATEMENT SCHEDULES

               Schedule III--Real Estate and Accumulated Depreciation as of
               December 31, 1999...........................................49

               All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     (a) 3. EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   ---------------------------------------------------------------------------------------------------------
  3.1    Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
         Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference)
  3.2    Second Amended and Restated By-Laws of the Company (filed as Exhibit 3.3 to the Company's Registration
         Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)
  3.3    Articles Supplementary of Series A Preferred Stock (filed as Exhibit 3.2 to the Company's Form 8-K dated
         December 31, 1997 and incorporated herein by reference)
  3.4    Form of Certificate of Common Stock (filed as Exhibit 3.4 to the Company's Registration Statement on Form
         S-11, Registration No. 333-47975, and incorporated herein by reference)
  4.1    Shareholder Rights Agreement, dated as of March 31, 1999 between the Company and BankBoston, N.A.
  4.2    Articles Supplementary for Series A Junior Participating Preferred Stock
 10.1    Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as
         Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and
         incorporated herein by reference)
 10.2    First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
 10.3    Form of 1997 Stock Option and Long-Term Incentive Plan of the Company (filed as Exhibit 10.2 to the
         Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
 10.4    Form of Agreement of Limited Partnership for Property Partnerships (filed as Exhibit 10.3 to the
         Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
 10.5    Form of Articles of Incorporation of Philips Subs (filed as Exhibit 10.4 to the Company's Registration
         Statement on Form S-4, Registration No. 333-41431, and incorporation herein by reference)
 10.6    Form of Bylaws of Phillips Subs (filed as Exhibit 10.5 to the Company's Registration Statement on Form
         S-4, Registration No. 333-41431, and incorporated herein by reference)
 10.7    Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on
         Form S-4, Registration No. 333-41431, and incorporated herein by reference)
 10.8    Form of Registration Rights Agreement among the Company and certain holders of limited partnership interests in the Operating Partnership ) filed as Exhibit 10.7 to the Company's Registration Statement on
         Form S-4, Registration No. 333-41431, and incorporated herein by reference)
 10.9    Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating
         Partnership and Philips International Management Corp. (filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
 10.10   Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the
         Operating Partnership, Philip Pilevsky and Sheila Levine. (filed as Exhibit 10.9 to the Company's
         Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)
 10.11   Employment Agreement between the Company and Louis J. Petra (filed as Exhibit 10.1 to the Company's
         Form 8-K dated December 31, 1997 and incorporated herein by reference)
 10.12   Employment Agreement between the Company and Sheila Levine (filed as Exhibit 10.2 to the Company's
         Form 8-K dated December 31, 1997 and incorporated herein by reference)

EXHIBIT
NUMBER   DESCRIPTION
------   ---------------------------------------------------------------------------------------------------------
 10.13   Form of Warrant (filed as Exhibit 10.12 to the Company' Registration Statement on Form S-4, Registration
         No. 333-41431, and incorporated herein by reference)
 10.14   Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as
         Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)
 10.15   Non-Recourse Secured Promissory Note of National Properties Trust (filed as Exhibit 10.14 to Company's
         Form 8-K dated December 31, 1997 and incorporated herein by reference)
 10.16   Form of Amended and Restated Mortgage, Assignment of Leases, Security Agreement and Spreader Agreement
         and Renewal Promissory Note for Mall on the Mile and Palm Springs Village (filed as Exhibit 10.15 to the
         Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)
 10.17   Employment Agreement between the Company and Brian J. Gallagher (filed as Exhibit 10.12 to the Company's
         Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)
 10.18   Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as
         Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference.)
 21.1    List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company's Form 10-K for the year ended
         December 31, 1997 and incorporated herein by reference)
 23.1*   Consent of Ernst & Young LLP
 27.1*   Financial Data Schedule

------------------

* filed herewith

     (B) REPORTS ON FORM 8-K

     The Company did not file a Current Report on Form 8-K in the fourth quarter of 1999.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Philips International Realty Corp.

We have audited the accompanying balance sheets of Philips International Realty Corp. as of December 31, 1999, and 1998 and the related statements of income/operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999, and the period July 16, 1997, (Incorporation) to December 31, 1997. We have also audited the financial statement schedule listed on the Index at Item 14(a). These financial statements are the responsibility of the management of Philips International Realty Corp. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Philips International Realty Corp. as of December 31, 1999, and 1998 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, and the period July 16, 1997, to December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
March 1, 2000

                       PHILIPS INTERNATIONAL REALTY CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1999            1998
                                                                                    ------------    ------------
                                     ASSETS
Rental properties, at cost
  Land and improvements..........................................................   $ 66,403,111    $ 55,500,352
  Building and improvements......................................................    222,047,039     173,395,836
                                                                                    ------------    ------------
                                                                                     288,450,150     228,896,188
  Less: Accumulated depreciation.................................................     26,819,530      19,981,802
                                                                                    ------------    ------------
     Rental properties, net......................................................    261,630,620     208,914,386
Investments in real estate joint ventures........................................     25,134,060      34,663,524
Cash and cash equivalents........................................................      3,183,142       9,116,070
Accounts receivable..............................................................      7,445,972       5,986,763
Deferred charges and prepaid expenses............................................      4,934,190       3,879,574
Other assets.....................................................................      4,222,373       1,786,903
                                                                                    ------------    ------------
Total Assets.....................................................................   $306,550,357    $264,347,220
                                                                                    ------------    ------------
                                                                                    ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Mortgages and notes payable....................................................   $181,955,221    $137,486,668
  Accounts payable and accrued expenses..........................................      2,980,303       2,350,799
  Dividends payable..............................................................      2,771,031       2,477,412
  Other liabilities..............................................................      1,897,998       1,715,335
                                                                                    ------------    ------------
Total Liabilities................................................................    189,604,553     144,030,214
                                                                                    ------------    ------------
Minority interests in Operating Partnership......................................     30,091,696      30,919,150
                                                                                    ------------    ------------
Commitments and contingencies
Shareholders' Equity:
  Preferred Stock, $.01 par value; 30,000,000 shares authorized; no shares issued
     and outstanding.............................................................             --              --
  Common Stock, $.01 par value; 150,000,000 shares authorized; 7,340,474 shares
     issued and outstanding......................................................         73,405          73,405
Additional paid in capital.......................................................     92,668,007      92,668,007
Cumulative distributions in excess of net income.................................     (5,183,136)     (2,435,222)
                                                                                    ------------    ------------
                                                                                      87,558,276      90,306,190
Stock purchase loans receivable..................................................       (704,168)       (908,334)
                                                                                    ------------    ------------
Total Shareholders' Equity.......................................................     86,854,108      89,397,856
                                                                                    ------------    ------------
Total Liabilities and Shareholders' Equity.......................................   $306,550,357    $264,347,220
                                                                                    ------------    ------------
                                                                                    ------------    ------------

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE YEARS ENDED

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         1999           1998
                                                                                      -----------    -----------
Revenues from rental property......................................................   $42,457,222    $22,625,029
                                                                                      -----------    -----------
Expenses:
  Operating expenses...............................................................     4,902,945      3,213,285
  Real estate taxes................................................................     6,319,382      3,258,543
  Management fees to affiliates....................................................     1,228,451        687,779
  Interest expense.................................................................     9,552,032      4,243,152
  Depreciation and amortization....................................................     7,242,960      3,809,142
  General and administrative expenses..............................................     2,775,488      1,607,924
                                                                                      -----------    -----------
                                                                                       32,021,258     16,819,825
                                                                                      -----------    -----------
Operating income...................................................................    10,435,964      5,805,204
Equity in net income of real estate joint ventures.................................     2,432,494        683,222
Minority interests in income of Operating Partnership..............................    (2,806,967)    (1,505,678)
Preferred units income allocation from Operating Partnership.......................            --         63,143
Equity in net income of Operating Partnership, as adjusted for the allocation of
  income to preferred units........................................................            --          6,823
Other income (expense), net........................................................    (1,725,281)      (531,792)
                                                                                      -----------    -----------
Income before extraordinary items..................................................     8,336,210      4,520,922
Extraordinary items................................................................            --        (65,361)
                                                                                      -----------    -----------
  Net income.......................................................................   $ 8,336,210    $ 4,455,561
                                                                                      -----------    -----------
                                                                                      -----------    -----------
  Net income applicable to common shares...........................................   $ 8,336,210    $ 4,392,418
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Basic and diluted net income per common share:
  Income before extraordinary items................................................   $      1.14    $      0.94
  Extraordinary items..............................................................            --          (0.01)
                                                                                      -----------    -----------
  Net income.......................................................................   $      1.14    $      0.93
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                PREFERRED STOCK              COMMON STOCK            ADDITIONAL
                                            -----------------------    -------------------------      PAID-IN
                                             SHARES        AMOUNT       SHARES         AMOUNT         CAPITAL
                                            ---------    ----------    ---------    ------------    ------------
Balance, December 31, 1997...............       1,940    $1,940,000       47,660    $        477    $    805,523
Net income...............................
Issuance of common stock.................                              7,292,814          72,928     114,004,100
Redemption of preferred stock............      (1,940)   (1,940,000)
Dividends on preferred stock.............
Dividends on common stock................
Amortization of stock purchase loans.....
Reallocation of equity to minority
  partners in Operating Partnership......                                                            (22,141,616)
                                            ---------    ----------    ---------    ------------    ------------
Balance, December 31, 1998...............          --            --    7,340,474          73,405      92,668,007
Net income...............................
Dividends on common stock................
Amortization of stock purchase loans.....
                                            ---------    ----------    ---------    ------------    ------------
Balance, December 31, 1999...............          --    $       --    7,340,474    $     73,405    $ 92,668,007
                                            ---------    ----------    ---------    ------------    ------------
                                            ---------    ----------    ---------    ------------    ------------

                                                                        CUMULATIVE
                                                                       DISTRIBUTIONS
                                                                        IN EXCESS          STOCK           TOTAL
                                                                          OF NET         PURCHASE      SHAREHOLDERS'
                                                                          INCOME           LOANS          EQUITY
                                                                       -------------    -----------    -------------
Balance, December 31, 1997..........................................    $  (542,723)                   $   2,203,277
Net income..........................................................      4,455,561                        4,455,561
Issuance of common stock............................................                    $(1,050,000)     113,027,028
Redemption of preferred stock.......................................                                      (1,940,000)
Dividends on preferred stock........................................        (63,143)                         (63,143)
Dividends on common stock...........................................     (6,284,917)                      (6,284,917)
Amortization of stock purchase loans................................                        141,666          141,666
Reallocation of equity to minority partners in
  Operating Partnership.............................................                                     (22,141,616)
                                                                        -----------     -----------    -------------
Balance, December 31, 1998..........................................     (2,435,222)       (908,334)      89,397,856
Net income..........................................................      8,336,210                        8,336,210
Dividends on common stock...........................................    (11,084,124)                     (11,084,124)
Amortization of stock purchase loans................................                        204,166          204,166
                                                                        -----------     -----------    -------------
Balance, December 31, 1999..........................................    $(5,183,136)    $  (704,168)   $  86,854,108
                                                                        -----------     -----------    -------------
                                                                        -----------     -----------    -------------

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1999            1998
                                                                                    -----------    -------------
Operating activities:
  Net income.....................................................................   $ 8,336,210    $   4,455,561
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................................     7,242,960        3,809,142
     Amortization--other.........................................................       928,845          141,666
     Extraordinary items.........................................................            --           65,361
     Equity in net income of real estate joint ventures..........................    (2,432,494)        (683,222)
     Distributions from real estate joint ventures...............................     2,406,781               --
     Minority interests in income of Operating Partnership.......................     2,806,967        1,505,678
     Preferred units income allocation from Operating Partnership................            --          (63,143)
     Equity in net income of Operating Partnership...............................            --           (6,823)
  Changes in operating assets and liabilities:
     Accounts receivable.........................................................    (1,459,209)        (566,067)
     Deferred charges............................................................    (2,163,035)      (1,045,036)
     Other assets................................................................      (695,523)           8,289
     Accounts payable and accrued expenses.......................................       629,504         (711,323)
     Other payables..............................................................       182,663         (416,083)
                                                                                    -----------    -------------
Net cash provided by operating activities........................................    15,783,669        6,494,000
                                                                                    -----------    -------------
Investing activities:
  Additions to land, buildings and improvements..................................   (40,088,553)     (14,325,307)
  Investments in real estate joint ventures......................................    (9,906,724)     (32,974,286)
  Investment in mortgage note, secured by real estate............................    (1,764,947)              --
                                                                                    -----------    -------------
Net cash used in investing activities............................................   (51,760,224)     (47,299,593)
                                                                                    -----------    -------------
Financing activities:
  Repayment of mortgage notes payable, exclusive of scheduled principal
     amortization................................................................    (6,300,000)    (109,303,875)
  Principal amortization of mortgage notes payable...............................    (1,056,165)        (483,411)
  Proceeds from debt financing...................................................    51,824,718       53,775,000
  Distributions to minority interests............................................    (3,634,421)      (1,282,431)
  Redemption of preferred stock..................................................            --       (1,940,000)
  Proceeds from sale of common stock.............................................            --      113,027,028
  Dividends paid on common stock.................................................   (10,790,505)      (3,807,505)
  Dividends paid on preferred stock..............................................            --          (63,143)
                                                                                    -----------    -------------
Net cash provided by financing activities........................................    30,043,627       49,921,663
                                                                                    -----------    -------------
Net increase (decrease) in cash and cash equivalents.............................    (5,932,928)       9,116,070
Cash and cash equivalents, beginning of year.....................................     9,116,070               --
                                                                                    -----------    -------------
Cash and cash equivalents, end of the year.......................................   $ 3,183,142    $   9,116,070
                                                                                    -----------    -------------
                                                                                    -----------    -------------
Acquisition of land, building and improvements with assumed indebtedness.........   $        --    $ 196,863,763
                                                                                    -----------    -------------
                                                                                    -----------    -------------
Acquisition of real estate assets accounted for at the time of purchase on the
  equity method..................................................................   $19,461,901    $          --
                                                                                    -----------    -------------
                                                                                    -----------    -------------
Dividends declared and paid in succeeding period.................................   $ 2,771,031    $   2,477,412
                                                                                    -----------    -------------
                                                                                    -----------    -------------

                            See accompanying notes.

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

                                                                COMMON STOCK                  CUMULATIVE
                                             PREFERRED STOCK    AND WARRANTS     ADDITIONAL   DISTRIBUTIONS     TOTAL
                                             ---------------   ---------------    PAID-IN     IN EXCESS OF    SHAREHOLDERS'
                                             SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     NET INCOME        EQUITY
                                             ------   ------   ------   ------   ----------   -------------   -------------
Net loss..................................                                                        $(543)         $  (543)
Issuance of preferred stock...............   1,940    $1,940                                                       1,940
Issuance of common stock and warrants.....                     47,660     $0      $  2,594                         2,594
Reallocation of equity to
  minority partners in the
  Operating Partnership...................                                          (1,788)                       (1,788)
                                             ------   ------   ------     --      --------        -----          -------
Balance, December 31, 1997................   1,940    $1,940   47,660     $0      $    806        $(543)         $ 2,203
                                             ------   ------   ------     --      --------        -----          -------
                                             ------   ------   ------     --      --------        -----          -------

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                            STATEMENT OF CASH FLOWS
       FOR THE PERIOD JULY 16, 1997 (INCORPORATION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

Operating activities:
Net loss.................................................................................................   $ (543)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Non-cash compensation..................................................................................      461
Changes in operating assets and liabilities:
  Due to related parties.................................................................................       82
                                                                                                            ------
Net cash provided by operating activities................................................................       --
Investing activities:
  Investment in Philips International Realty, L.P., representing net cash used in
     investing activities................................................................................     (533)
                                                                                                            ------
Financing activities:
  Proceeds from issuance of common stock, representing net cash provided by
     financing activities................................................................................      533
                                                                                                            ------
Net increase in cash and cash equivalents................................................................       --
Cash and cash equivalents, beginning of period...........................................................       --
                                                                                                            ------
Cash and cash equivalents, end of period.................................................................   $   --
                                                                                                            ------
                                                                                                            ------
Non-cash investing and financing activities:
  Issuance of Preferred Stock in payment of advisory fee.................................................   $1,940
                                                                                                            ------
                                                                                                            ------
  Acquisition of real estate in exchange for issuance of Common Stock and assumption of debt.............   $2,142
                                                                                                            ------
                                                                                                            ------
  Reallocation of equity in Operating Partnership........................................................   $1,788
                                                                                                            ------
                                                                                                            ------

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On May 13, 1998, the Company completed a primary public stock offering (the "IPO") of 7,200,000 shares of Common Stock at $17.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $13,000, totaling approximately $113,000, were used primarily to
(i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions) of the Operating Partnership and the Property Partnerships, and (ii) to redeem the Series A Convertible Redeemed Preferred Stock. As a consequence of this use of proceeds, the ownership of the Operating Partnership is now comprised of a 74.8% general partner interest held by the Company and a 25.2% limited partner interest held by the Unit holders. Accordingly, the Company has accounted for its interests in the

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. STOCK SPLIT AND PUBLIC STOCK OFFERING--(CONTINUED)
Operating Partnership and the Property Partnerships on a consolidated basis effective as of the completion of the IPO. A total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) were outstanding effective as of the completion of the IPO.

3. SIGNIFICANT ACCOUNTING POLICIES

  Business Information and Segments

     The Company, its subsidiaries, affiliates and related real estate joint ventures are engaged principally in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly located in the greater New York, N.Y. and Miami, Fl. metropolitan areas. These shopping centers are anchored generally by discount stores, supermarkets, drugstores and other retailers offering day to day shopping necessities. Management considers the Company's various operating, investing, and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based upon net income.

     The Company's results of operations are significantly dependent on the overall health of the retail industry. The Company's tenant base is comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could reduce merchant sales, which could adversely affect the operating results of the Company. At December 31, 1999, Kmart Corporation was the largest tenant representing approximately 11.1% of Company's annualized base rental revenues. No other tenant accounted for more than 4.0% of revenues. Approximately 32.4% of total revenue for the year ended December 31, 1999 was derived from the Company's four shopping center properties in Hialeah, Florida. Any adverse change in the operating profitability of these properties may have a material adverse effect on the Company.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership and the Property Partnerships effective as of May 13, 1998. See Notes 1 and 2. All significant intercompany accounts and balances have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
Assets are classified to be disposed when management has committed to a plan to dispose of the assets. No impairment losses have been recorded.

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

  Income (loss) per share

     Basic net income (loss) per share excludes the dilutive effects of any outstanding options and warrants. Diluted net income (loss) per share includes the dilutive (but not any anti-diliutive) effect of outstanding options and warrants calculated under the treasury stock method.

     Basic and diluted net income per common share in the accompanying Consolidated Statement of Income is based upon a weighted average number 7,340,474 and 4,715,226 shares of Common Stock outstanding for the years ended December 31, 1999 and December 31, 1998 respectively.

     The Company and the Operating Partnership received their interest in the Properties at the close of business on December 31, 1997 and had no operations as a public entity; therefore, the Company has not presented income (loss) per share for this period. If the 47,660 shares had been outstanding from the Company's incorporation, through December 31, 1997, (see Note 2) the Company's basic and diluted loss per share (as calculated pursuant to FASB No. 128) would have been $11.39. The Company authorized a Common Stock split of 1.7051 to 1 effective immediately prior to the completion of the IPO. Had this stock split occurred as of December 31, 1997, basic and diluted loss per share would have been $6.68.

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by FASB Statement No. 137), which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

  Interest Capitalization

     Interest costs incurred during the development and major redevelopment of shopping center properties are capitalized and amortized on the same basis as related depreciation. Total interest costs incurred, paid and capitalized during the years ended December 31, 1999 and 1998 totaled $12,500, $12,143 and $407, and $5,360, $4,572 and $50 respectively. A portion of interest cost is included in other income (expense), net.

4. INVESTMENTS IN REAL ESTATE JOINT VENTURES

     The Company and its subsidiaries have investments in various real estate joint ventures which are accounted for on the equity method. These joint ventures are engaged in the operation of shopping centers which are either owned or held under a long-term ground lease. Summarized financial information regarding the financial position and operations of these real estate joint ventures is as follows: [see Note 15.]

                                                          DECEMBER 31, 1999    DECEMBER 31, 1998
                                                          -----------------    -----------------
                        ASSETS
Real estate, net.......................................        $28,804              $87,223
Other assets...........................................         10,317                4,459
                                                               -------              -------
                                                               $39,121              $91,682
                                                               -------              -------
                                                               -------              -------
           LIABILITIES AND PARTNERS' CAPITAL
Mortgages payable......................................        $10,000              $10,000
Other liabilities......................................            804                1,211
Partners' Capital......................................         28,317               80,471
                                                               -------              -------
                                                               $39,121              $91,682
                                                               -------              -------
                                                               -------              -------


                                                           YEAR ENDED           YEAR ENDED
                                                          DECEMBER 31, 1999    DECEMBER 31, 1998
                                                               -------              -------
Revenues from rental property..........................        $ 6,569              $ 9,417
Operating expenses.....................................         (1,869)              (2,456)
Mortgage interest......................................           (783)                (394)
Depreciation and amortization..........................         (1,124)              (1,505)
Other, net.............................................            369                 (665)
                                                               -------              -------
                                                               $ 3,162              $ 4,397
                                                               -------              -------
                                                               -------              -------

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Condensed financial information for (i) the Company as if its property operations had been consolidated as of January 1, 1998 for (a) the period January 1, 1998 to May 12, 1998 and, (b) for the year ended December 31, 1998, follows:

                                                                                   PERIOD
                                                                                 JANUARY 1, 1998
                                                                                     TO              YEAR ENDED
                                                                                 MAY 12, 1998       DECEMBER 31, 1998
                                                                                 ---------------    -----------------
OPERATING DATA:
Revenues from rental property.................................................       $12,224             $34,849
                                                                                     -------             -------
Expenses:
  Operating expenses..........................................................         1,505               4,718
  Real estate taxes...........................................................         1,749               5,007
  Management fees to affiliates...............................................           363               1,051
  Interest expense............................................................         5,337               9,582
  Depreciation and amortization...............................................         2,021               5,829
  General and administrative expenses.........................................            52                  62
                                                                                     -------             -------
                                                                                      11,027              26,249
                                                                                     -------             -------
Operating income..............................................................       $ 1,197             $ 8,600
                                                                                     -------             -------
                                                                                     -------             -------

6. DEFERRED CHARGES, PREPAID EXPENSES AND OTHER ASSETS

  Deferred Charges and Prepaid Expenses:

     Deferred charges and prepaid expenses included in the accompanying Consolidated Balance Sheet as of December 31, 1999 and 1998 are comprised as follows:

                                                                               1999      1998
                                                                              ------    ------
Deferred financing.........................................................   $1,953    $1,315
Deferred leasing...........................................................    3,716     2,802
Other deferred charges.....................................................      748       438
Prepaid expenses...........................................................      433       333
                                                                              ------    ------
                                                                               6,850     4,888
Less, accumulated amortization.............................................    1,916     1,008
                                                                              ------    ------
                                                                              $4,934    $3,880
                                                                              ------    ------
                                                                              ------    ------

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. DEFERRED CHARGES, PREPAID EXPENSES AND OTHER ASSETS--(CONTINUED)
  Other Assets:

     Other assets in the accompanying Consolidated Balance Sheets as of December 31, 1999 and 1998 are comprised as follows:

                                                                               1999      1998
                                                                              ------    ------
Mortgage note secured by real estate.......................................   $1,765    $   --
Real estate tax, capital improvements and other escrows....................    1,367     1,134
Other......................................................................    1,090       653
                                                                              ------    ------
                                                                              $4,222    $1,787
                                                                              ------    ------
                                                                              ------    ------

     At December 31, 1999, Other Assets included loan to officer of $175, net of amortization.

7. MORTGAGES AND NOTES PAYABLE

     As of December 31, 1999 and 1998, mortgages and notes payable aggregated $181,955 and $137,487 and were substantially collateralized by the shopping center properties. Mortgage payments are due in monthly installments of principal and/or interest and mature on various dates through 2019. The loan agreements contain customary representations, covenants and events of default.

     The following table summarizes the mortgages and notes payable outstanding as of December 31, 1999 and 1998:

PROPERTY                                                                                  1999        1998
--------------------                                                                    --------    --------
Millside Plaza        First mortgage notes payable to a bank with fixed interest rate   $ 11,941    $ 12,061
Elm Plaza             of 7.48% due December 2002. The notes are cross- defaulted and
Foxboro Plaza         cross-collateralized. Monthly payments of principle and
                      interest total $85.

Mall on the Mile      First mortgage notes with a life insurance company with a fixed     32,860      33,384
Palm Springs Village  interest rate of 7.83% due February 2004. The notes are cross-defaulted and cross-collateralized. Monthly payments of principal and interest total $260.

Merrick Commons       First mortgage note payable to a bank with a fixed interest         25,280      25,540
and Mill Basin Plaza  rate of 7.38% due January 2003. The note is collateralized by mortgages on both properties. Monthly payments of principal and interest total $178.

Munsey Park S. C.     First mortgage note payable to a bank with a fixed interest         12,612      12,727
                      rate of 8.125% due October 2007. Monthly payments of principal and interest total $95.
                                                                                           1,250       1,250
                      Unsecured promissory note with a fixed interest rate of 5.00%
                      due July 2001.

Walgreens at          First mortgage note with a life-insurance company with a fixed       3,812          --
Freeport              interest rate of 7.01% due June 2019. Monthly payments of
                      principal and interest total $30.
                                                                                        --------    --------
                      TOTAL FIXED RATE OBLIGATIONS                                        87,755      84,962
                                                                                        --------    --------

                                             (Table continued on following page)

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. MORTGAGES AND NOTES PAYABLE--(CONTINUED)

PROPERTY                                                                                  1999        1998
--------------------                                                                    --------    --------
Forest Ave.           Revolving credit facility bearing interest at rates ranging         94,200      52,525
Branhaven Plaza       from LIBOR plus 1.25% to 1.75% (8.23% at December 31, 1999),
Meadowbrook Commons   maturing in May 2000, subject to extension upon mutual
Shops on 49th Street  agreement of the parties.
Philips Plaza
Tradewinds
Bayhill Plaza
Central Park Ave
                                                                                        --------    --------

                      TOTAL VARIABLE RATE OBLIGATIONS                                     94,200      52,525
                                                                                        --------    --------

                      TOTAL MORTGAGES AND NOTES PAYABLE                                 $181,955    $137,4878
                                                                                        --------    --------
                                                                                        --------    --------

  Credit Facility

     The Company established a revolving credit facility of $100,000 upon the consummation of the IPO. The availability of funds under the credit facility is subject to the Company's compliance with a number of customary financial and other covenants on an on-going basis. The credit facility has been used primarily to finance its acquisition and redevelopment activities. Borrowings under the credit facility are collateralized by certain shopping center properties with recourse to the Company and the Operating Partnership.

     The combined aggregate principal maturities of mortgages and notes payable outstanding as of December 31, 1999 are as follows:

                                                        FIXED RATE OBLIGATIONS                 VARIABLE RATE OBLIGATIONS
                                           ------------------------------------------------    -------------------------
                                               RATE                      AMOUNT                     RATE
                                           ----------------------    ----------------------    -------------------------
2000....................................            7.65%                   $  1,195                      8.23%
2001....................................            6.35%                      2,540                        --
2002....................................            7.50%                     12,912                        --
2003....................................            7.40%                     25,366                        --
2004....................................            7.83%                     30,590                        --
Thereafter..............................            7.88%                     15,152                        --


                                               AMOUNT
                                          -------------------------
2000....................................           $94,200
2001....................................                --
2002....................................                --
2003....................................                --
2004....................................                --
Thereafter..............................                --

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair values for the financial instruments were determined by management using market information available as of December 31, 1999 and 1998 and appropriate valuation methodologies which included, in the case of debt instruments, consideration of interest rates available for the issuance of debt with terms and maturities similar to its currently outstanding indebtedness. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999.

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)
     Cash equivalents, accounts receivable and mortgages and notes payable are reflected in the accompanying Consolidated Balance Sheet as of December 31, 1999 and 1998 at amounts which reasonably approximate their fair values.

9. RELATED PARTY TRANSACTIONS

     The Company has entered into a management agreement with Philips International Holding Corp. ("PIHC"), a related party, which provides for day-to-day management, leasing and construction supervisory services. Fees payable for such services are (i) a management fee equal to 3% of gross rental collections, (ii) leasing commissions in amounts not to exceed local current market rates, and (iii) construction supervisory fees up to 10% of the costs of a project. In addition, PIHC is reimbursed for certain direct out-of-pocket expenses. Fees paid for such services totaled $1,900 and $1,441 for the years ended December 31, 1999 and 1998, respectively. See also Note 15.

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

     The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases which may expire during the period, for leases in effect at December 31, 1999 are as follows:

2000........................................................................................   $ 33,714
2001........................................................................................     31,476
2002........................................................................................     28,330
2003........................................................................................     26,141
2004........................................................................................     24,380
Thereafter..................................................................................    177,595
                                                                                               --------
                                                                                               $321,636
                                                                                               --------
                                                                                               --------

     Percentage rent included in revenues from rental property was $1,152 and $537 for the years ended December 31, 1999 and 1998, respectively.

  Legal Proceedings

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

11. STOCK OPTION PLAN

     The Company maintains a stock option plan (the "Plan") pursuant to which a maximum 852,550 shares of the Company's Common Stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. STOCK OPTION PLAN--(CONTINUED)
the market price on the date of grant, unless otherwise determined by the Board in its sole discretion. The following is a summary of option activity for 1999 and 1998:

                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                                                                  EXERCISE
                                                                                                   PRICE
                                                                                        SHARES      PER
                                                                                        (000)      SHARE
                                                                                        ------    --------
Options outstanding, December 31, 1997...............................................      --          --
  Granted............................................................................     659      $17.48
                                                                                         ----      ------
Options outstanding, December 31, 1998...............................................     659      $17.48
  Granted............................................................................      50      $16.75
  Forfeited..........................................................................      (1)     $17.50
                                                                                         ----      ------
Options outstanding, December 31, 1999...............................................     708      $17.43
                                                                                         ----      ------
                                                                                         ----      ------
Options exercisable:
  December 31, 1998..................................................................     185      $17.50
  December 31, 1999..................................................................     395      $17.49

     The exercise prices for options outstanding as of December 31, 1999 range from $14.50 to $17.50 per share. The weighted average remaining contractual life for options outstanding as of December 31, 1999 was approximately 8.1 years. Options to purchase 145,050 and 193,550 shares of the Company's common stock were available for issuance under the Plan at December 31, 1999 and 1998 respectively.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" the Company's pro forma net income and net income per share for calendar years 1999 and 1998 would have been $7,970, or $1.09 per basic and diluted share and $4,072, or $.86 per basic and diluted share, respectively. These calculations were made using a binomial option-pricing model to estimate fair value of options using subjective assumptions, which can materially affect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. The following are the primary assumptions used in the above calculations during 1999 and 1998: (i) risk-free interest rates of 6.62% and 5.11%, (ii) dividend yields on the Company's common stock of 9.01% and 7.71%, (iii) volatility factors for the market price of the Company's common stock of 24.80% and 21.62% and weighted average expected lives of options of 10 years. The weighted average fair value at the dates of grant for options awarded during 1999 and 1998 was $2.27 and $2.32, respectively. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and the fair value thereof may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

12. SUPPLEMENTAL FINANCIAL INFORMATION

     The following summary represents the results of operations for each quarter during the years ended December 31, 1999 and 1998. For 1998, the income before extraordinary items per share on a basic and diluted

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. SUPPLEMENTAL FINANCIAL INFORMATION--(CONTINUED) basis for the respective quarters does not total the amount reflected in the accompanying Consolidated Statements of Income due to the significant number of common shares issued in conjunction with the May 1998 Offering.

                                                                                       1999 (UNAUDITED)
                                                                           -----------------------------------------
                                                                           MAR. 31    JUNE 30    SEPT. 30    DEC. 31
                                                                           -------    -------    --------    -------
Revenues from rental property...........................................   $ 9,212    $ 9,347    $ 11,922    $11,976
Income before extraordinary items.......................................     1,821      1,919       2,247      2,349
Income before extraordinary items per common share
  Basic.................................................................   $   .25    $   .26    $    .31    $   .32
  Diluted...............................................................   $   .25    $   .26    $    .31    $   .32

                                                                                          1998 (UNAUDITED)
                                                                              -----------------------------------------
                                                                              MAR. 31    JUNE 30    SEPT. 30    DEC. 31
                                                                              -------    -------    --------    -------
Revenues from rental property..............................................   $   --     $ 4,528     $8,769     $ 9,328
Income before extraordinary items..........................................       28       1,015      1,748       1,730
Income before extraordinary items per common share
  Basic....................................................................   $(0.20)    $  0.25     $ 0.24     $  0.24
  Diluted..................................................................   $(0.20)    $  0.25     $ 0.24     $  0.24

13. EXTRAORDINARY ITEMS

     The accompanying Consolidated Statement of Income for the year ended December 31, 1998, includes $65 in extraordinary losses representing the Company's share of prepayment penalties incurred and deferred financing costs written-off in connection with the repayment of certain mortgage loans with proceeds of the IPO.

14. DIVIDENDS ON COMMON AND PREFERRED STOCK

  Stock Dividends

     The Company declared dividends on its Common Stock for 1999 and 1998 as follows:

                                                                  RECORD       DATE OF        AMOUNT
DATE OF DECLARATION                                                DATE        PAYMENT       PER SHARE
------------------------------------------------------------     --------      --------      ---------
1999 YEAR
3/15/99.....................................................      3/31/99       4/15/99       $ .3775
6/15/99.....................................................      6/30/99       7/15/99       $ .3775
9/15/99.....................................................      9/30/99      10/15/99       $ .3775
12/15/99....................................................     12/31/99       1/18/00       $ .3775

1998 YEAR
6/15/98.....................................................      6/30/98       7/15/98       $ .1812
9/15/98.....................................................      9/30/98      10/15/98       $ .3375
12/15/98....................................................     12/31/98       1/15/99       $ .3375

     During March and May 1998 the Board of Directors of the Company declared dividends on the Series A Convertible Redeemable Preferred Stock at the rates of $22.50 and $10.04 per share, respectively. These dividends were paid on March 31 and May 13, 1998, respectively.

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. ACQUISITION OF REAL ESTATE INTERESTS

     Beginning in July 1998, the Company purchased, through a series of unrelated transactions, limited partnership interests in the nine shopping center properties (the Kmart Properties) anchored by Kmart and comprising approximately 1.1 million square feet of leasable space. During the year ended December 31, 1999, the Company acquired the remaining 57% interest in the Kmart Properties for $30.4 million. The Kmart Properties are located in Florida, California, Washington, Minnesota, Illinois and Kentucky. The reporting of financial position and results of operations of the Kmart Properties by the Company reflects a change from the equity to consolidation method of accounting effective in the third quarter of 1999.

     During 1999, the Company substantially completed the development of the 50,000 square foot shopping center in Glen Cove, Long Island. Staples, the anchor tenant, opened its office supply superstore in November 1999. Approximately $4.8 million was expended in 1999 toward completion of the shopping center which is expected to have total development cost of approximately $8.1 million. The Company also completed a 14,000 square foot Walgreen's store in Freeport, Long Island in April 1999 with the expenditure of $1.8 million in 1999 bringing total development cost to $3.5 million.

     In March 1999, the Company acquired the remaining 50% interest in a 196,000 square foot shopping center development project in Palm Beach County, Florida for approximately $3.5 million. The reporting of financial position and results of operations of this property by the Company reflects a change from the equity to consolidation method of accounting effective in the first quarter of 1999.

     At December 31, 1999, the Company had a $7.1 million joint-venture investment in a proposed retail-residential redevelopment project. Subsequent to year-end, the joint venture sold this project and the Company's investment was returned in full. A shareholder and Unit holder of the Company was also an investor in this joint venture.

     The above referenced investments were funded with borrowings under the Company's revolving line of credit.

     During the year ended December 31, 1998 the Company acquired (i) a 77,000 square foot shopping center property located in Munsey Park, NY for approximately $21,500 in cash, (ii) a 50% joint venture interest in a retail/residential site located in New York City, N.Y. for approximately $3,400 in cash, (iii) a 43% interest in a limited partnership affiliated with the Company which owns nine Kmart anchored shopping centers for approximately $19,100 in cash, (iv) a 50% joint venture interest in a retail, redevelopment site in Palm Beach County, Florida, for approximately $3,100 in cash, (v) a 75% joint venture interest in a 54,000 square foot shopping center in Yonkers, N.Y. which the Company intends to redevelop, for approximately $6,300 in cash,
(vi) a 75% interest in a retail development site in Glen Cove, N.Y., for approximately $2,700 in cash, and (vii) interests in two additional retail development sites for approximately $3,000 in cash. Purchase of the interests in the portfolio of Kmart anchored shopping centers was unanimously approved by the independent members of the Company's Board of Directors. Mr. Pilevsky was a 1% general partner in the limited partnership which holds title to the Kmart portfolio. These various transactions were financed with approximately $45,000 drawn under the Company's line of credit, and property indebtedness of approximately $14,100.

16. PRO FORMA FINANCIAL INFORMATION

     As discussed in Note 15, the Company acquired the nine shopping center properties anchored by Kmart during the year ended December 31, 1999 and acquired a shopping center located in Munsey Park, New York during the year ended December 31, 1998. The pro forma information set forth below is based upon the Company's Consolidated Statement of Income for the year ended December 31, 1999 and the historical operating results for 1998 after giving effect to the Offering, adjusted to give effect to the property acquisitions as of January 1, 1998.

                       PHILIPS INTERNATIONAL REALTY CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. PRO FORMA FINANCIAL INFORMATION--(CONTINUED)
     This pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been, had the property acquisition occurred as of January 1, 1998, nor does it purport to represent the results of future operations.

                                                                       YEAR ENDED    YEAR ENDED
                                                                       12/31/99      12/31/98
                                                                       ----------    ----------
Revenues from rental property.......................................    $ 46,458      $ 45,321
Income before extraordinary items...................................    $  8,702      $  8,311
Income before extraordinary items, basic and diluted per
  common share......................................................    $   1.19      $   1.13

17. STRATEGIC ALTERNATIVES

     On October 13, 1999, the Board of Directors of the Company announced that it had retained a financial advisor to assist the Company in examining strategic alternatives to maximize shareholder value. The Board believes that the Company's current stock price does not reflect the underlying value of its assets. Given the changing dynamics of the REIT market place and consistent with its commitment to realize shareholder value for all investors, the Board believes that it is prudent to explore the strategic alternatives for the Company.

                       PHILIPS INTERNATIONAL REALTY CORP.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




                                                                                  COST CAPITALIZED
                                                      INITIAL COST            SUBSEQUENT TO ACQUISITION
                                               ---------------------------   ---------------------------
                                                              BUILDINGS                     BUILDINGS
                                                LAND AND         AND          LAND AND         AND
         DESCRIPTION            ENCUMBRANCES   IMPROVEMENTS   IMPROVEMENTS   IMPROVEMENTS   IMPROVEMENTS
------------------------------  ------------   ------------   ------------   ------------   ------------
Millside Plaza                    $  4,395       $    960       $  5,443       $    297       $    741
  Delran, NJ
Elm Plaza                            3,338            709          4,968             17            (38)
  Enfield, CT
Branhaven Plaza                      9,500(1)       1,883          7,646            594          1,065
  Branford, CT
Forest Avenue                       24,000(1)       1,984          8,428          1,904          9,617
  Shoppers Town
  Staten Island, NY
Meadowbrook Commons                 19,100(1)       6,284             --            830         21,414
  Freeport, NY
Foxboro Plaza                        4,208            655          6,055            194           (333)
  Foxborough, MA
Palm Springs Mile                   53,460(1)      13,137         26,861          8,787         40,769
  Hialeah, FL
  (4 properties)
Mill Basin Plaza                    13,001          5,107          8,696          1,795          2,782
  Brooklyn, NY
The Shoppes                             --            362          2,052              3             17
  at Lake Mary
  Lake Mary, FL
Merrick Commons                     12,279          2,257          4,191          2,024          8,481
  Merrick, NY
Munsey Park                         13,862          4,382         17,543             --             23
  Munsey Park, NY
Philips Fund Assocs.                14,800(1)       9,667         38,667             --             25
  Various
  (9 properties)
Palm Springs Plaza                      --          1,287          5,160             --             --
  Lake Worth, FL
Walgreens at Freeport                3,812          1,284          1,742             --             32
  Freeport, NY
                                  --------       --------       --------       --------       --------
                                  $175,755       $ 49,958       $137,452       $ 16,445       $ 84,595
                                  --------       --------       --------       --------       --------
                                  --------       --------       --------       --------       --------

                                             GROSS AMOUNTS AT WHICH
                                            CARRIED AT CLOSE OF PERIOD
                               ---------------------------------------------------
                                             BUILDINGS                                            LIFE ON WHICH
                                LAND AND        AND                    ACCUMULATED     DATE        DEPRECIATION
         DESCRIPTION           IMPROVEMENTS  IMPROVEMENTS    TOTAL     DEPRECIATION  ACQUIRED      IS COMPUTED
------------------------------ ------------  ------------   --------   -----------   --------   ------------------
Millside Plaza                   $  1,257      $  6,184     $  7,441     $ 1,191     12/26/86       31.5-39 years
  Delran, NJ
Elm Plaza                             726         4,930        5,656       1,105     12/24/86         15-39 years
  Enfield, CT
Branhaven Plaza                     2,477         8,711       11,188       1,909     12/31/85         15-39 years
  Branford, CT
Forest Avenue                       3,888        18,045       21,933       2,918     11/16/84         15-39 years
  Shoppers Town
  Staten Island, NY
Meadowbrook Commons                 7,114        21,414       28,528       2,386      11/9/89         15-39 years
  Freeport, NY
Foxboro Plaza                         849         5,722        6,571       1,227     11/24/86         15-39 years
  Foxborough, MA
Palm Springs Mile                  21,924        67,630       89,554      12,010       4/1/85         15-39 years
  Hialeah, FL
  (4 properties)
Mill Basin Plaza                    6,902        11,478       18,380         976       9/1/94            39 years
  Brooklyn, NY
The Shoppes                           365         2,069        2,434         106     12/30/97            39 years
  at Lake Mary
  Lake Mary, FL
Merrick Commons                     4,281        12,672       16,953       1,673       1/1/86         15-39 years
  Merrick, NY
Munsey Park                         4,382        17,566       21,948         657      7/31/98            39 years
  Munsey Park, NY
Philips Fund Assocs.                9,667        38,692       48,359         483       7/1/99            39 years
  Various
  (9 properties)
Palm Springs Plaza                  1,287         5,160        6,447         147      3/10/99            39 years
  Lake Worth, FL
Walgreens at Freeport               1,284         1,774        3,058          32      4/12/99            39 years
  Freeport, NY
                                 --------      --------     --------     -------
                                 $ 66,403      $222,047     $288,450     $26,820
                                 --------      --------     --------     -------
                                 --------      --------     --------     -------

------------------
(1) Includes allocable portion of borrowing under the Company's revolving line of credit.

                       PHILIPS INTERNATIONAL REALTY CORP.

                             (DOLLARS IN THOUSANDS)

     The changes in real estate for the three years ended December 31, 1999 are as follows:

                                                                     1999        1998          1997
                                                                   --------    --------      --------
Balance, beginning of year......................................   $228,896    $199,428      $137,399
Property acquisitions and purchase accounting adjustment........     54,781      24,576        20,789
Improvements....................................................      4,773       4,892        41,240
                                                                   --------    --------      --------
Balance, end of year............................................   $288,450    $228,896      $199,428
                                                                   --------    --------      --------
                                                                   --------    --------      --------

     The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 1999 was $219,607.

     The changes in accumulated depreciation for the three years ended December 31, 1999 are as follows:

                                                                     1999        1998          1997
                                                                   --------    --------      --------
Balance, beginning of year......................................   $ 19,982    $ 14,556      $ 24,277
Purchase accounting adjustments.................................         --          --       (15,318)
Depreciation for period.........................................      6,838       5,426         5,597
                                                                   --------    --------      --------
Balance, end of year............................................   $ 26,820    $ 19,982      $ 14,556
                                                                   --------    --------      --------
                                                                   --------    --------      --------

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Philips International Realty Corp.

We have audited the combined statements of income, owners' deficit and cash flows of The Philips Company for the year ended December 31, 1997. These financial statements are the responsibility of The Philips Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements of The Philips Company referred to above present fairly, in all material respects, the combined results of its operations and its cash flows for year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
March 6, 1998

                              THE PHILIPS COMPANY
                                 (PREDECESSOR)
                          COMBINED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

Revenues from rental properties........................................................................   $26,968
                                                                                                          -------
Expenses:
  Operating expenses...................................................................................     3,936
  Real estate taxes....................................................................................     3,819
  Management fees to affiliates........................................................................     1,001
  Interest expense.....................................................................................    12,966
  Depreciation and amortization........................................................................     4,122
  General and administrative expenses..................................................................       165
                                                                                                          -------
                                                                                                           26,009
                                                                                                          -------
                                                                                                              959
Equity in income of investees..........................................................................       339
  Other income, net....................................................................................        38
                                                                                                          -------
  Income before extraordinary items....................................................................     1,336
Extraordinary items....................................................................................       671
                                                                                                          -------
  Net income...........................................................................................   $ 2,007
                                                                                                          -------
                                                                                                          -------

                            See accompanying notes.

                              THE PHILIPS COMPANY
                                 (PREDECESSOR)
                     COMBINED STATEMENT OF OWNERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

Balance, December 31, 1996...................................................................    (11,166)
  Distributions..............................................................................    (21,489)
  Contributions..............................................................................     24,202
  Net income.................................................................................      2,007
                                                                                                --------
Balance, December 31, 1997...................................................................   $ (6,446)
                                                                                                --------
                                                                                                --------

                            See accompanying notes.

                              THE PHILIPS COMPANY
                                 (PREDECESSOR)
                        COMBINED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES:
  Net income...........................................................................................   $  2,007
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................................................      4,122
     Amortization of mortgage discount.................................................................         32
     Extraordinary items...............................................................................       (671)
     Equity in income of investees.....................................................................       (339)
  Changes in operating assets and liabilities:
     Accounts receivable...............................................................................       (665)
     Related party receivables.........................................................................          3
     Deferred charges..................................................................................     (1,055)
     Other assets......................................................................................      1,041
     Accounts payable and accrued expenses.............................................................       (161)
     Related party payables............................................................................     (1,179)
     Other liabilities.................................................................................       (297)
                                                                                                          --------
Net cash provided by operating activities..............................................................      2,838
                                                                                                          --------
INVESTING ACTIVITIES:
Additions to land, buildings and improvements..........................................................    (19,186)
                                                                                                          --------
Net cash used in investing activities..................................................................    (19,186)
                                                                                                          --------
FINANCING ACTIVITIES:
  Proceeds from debt financing.........................................................................     79,400
  Establish minority interest..........................................................................    (61,792)
  Contributions from owners............................................................................     18,421
  Distributions to owners..............................................................................    (20,177)
                                                                                                          --------
Net cash provided by financing activities..............................................................     15,852
                                                                                                          --------
Net increase (decrease) in cash and cash equivalents...................................................       (496)
Cash and cash equivalents at beginning of period.......................................................        785
                                                                                                          --------
Cash and cash equivalents at the end of the period.....................................................   $    289
                                                                                                          --------
                                                                                                          --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans to and from affiliates reclassified as capital contributions and/or distributions:
  Contributions........................................................................................   $  1,009
  Distributions........................................................................................      1,312
Non-cash adjustments relating to purchase of partnership interests
  Increase in rental properties........................................................................   $  8,298
  Decrease in accounts receivable......................................................................     (2,771)
  Decrease in deferred charges (net)...................................................................       (755)
                                                                                                          --------
  Increase in owners' equity...........................................................................   $  4,772
                                                                                                          --------
                                                                                                          --------
SUPPLEMENTARY INFORMATION:
  Interest paid........................................................................................   $ 11,357
                                                                                                          --------
                                                                                                          --------
  Interest capitalized.................................................................................   $     --
                                                                                                          --------
                                                                                                          --------

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

                              THE PHILIPS COMPANY
                                 (PREDECESSOR)
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
SFAS No. 121 requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are required to be reported at the lower of cost or fair value. Assets to be disposed of are required to be reported at the lower of cost or fair value less cost to sell. Assets are classified to be disposed when management has committed to a plan to dispose of the assets. Prior to the adoption of SFAS No. 121, real estate assets were required to be stated at the lower of cost or net realizable value. No impairment losses have been recorded in any of the periods presented.

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

  Concentration of Revenue and Credit Risk

     Approximately 54% of the Company's total revenue for the year ended December 31, 1997 was derived from Palm Springs Mile Associates Ltd. Any adverse change in the operating profitability of this property may have a material adverse effect on the Company.

2. INVESTMENT IN PARTNERSHIPS

     The Philips Company had a limited partnership interest and a minority general partnership interest in the following two partnerships (the "Merrick/Mill Basin Properties") which also owned and operated neighborhood and community shopping centers.

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

                              THE PHILIPS COMPANY
                                 (PREDECESSOR)
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

2. INVESTMENT IN PARTNERSHIPS--(CONTINUED)
     Condensed operating information for these entities for the year ended December 31, 1997 was as follows:

                                                                                                   1997
                                                                                                  ------
Revenues from rental property and other income.................................................   $4,972
Interest income from affiliates................................................................       --
                                                                                                  ------
  Total revenue................................................................................    4,972
Operating and other expenses...................................................................    1,463
Interest.......................................................................................    2,045
Depreciation and amortization..................................................................      824
                                                                                                  ------
  Total expenses...............................................................................    4,332
                                                                                                  ------
  Income before extraordinary item.............................................................      640
Extraordinary item.............................................................................       --
                                                                                                  ------
  Net income...................................................................................   $  640
                                                                                                  ------
                                                                                                  ------

3. RENTAL INCOME

     The Company's shopping center properties are leased to tenants under operating leases. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or upward adjustments based on certain inflation indices. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes. Minimum rentals and expense reimbursements represented 96% and 95% of revenues from rental properties for the year ended December 1997.

     The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases which may expire during the period, for leases in effect at December 31, 1997, are as follows:

1998..............................................................................   $ 19,132
1999..............................................................................     18,016
2000..............................................................................     16,958
2001..............................................................................     14,594
2002..............................................................................     11,785
Thereafter........................................................................     89,698
                                                                                     --------
                                                                                     $170,183
                                                                                     --------
                                                                                     --------

4. RELATED PARTY TRANSACTIONS

  Management Agreement

     Management services for the Company's properties are provided by a related party, Philips International Holding Corp. Fees paid by the Company for such services are generally based on 3% to 5% of total revenue.

  Leasing Commissions

     Philips International Holding Corp., a related party, provides leasing services to the Company for fees ranging generally from 2% to 5% of total contractual rent due pursuant to the tenant leases. Leasing commissions paid to Philips International Holding Corp. for the year ended December 31, 1997 was $95.

                              THE PHILIPS COMPANY
                                 (PREDECESSOR)
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

5. CONTINGENCIES

     The Company was subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

6. EXTRAORDINARY ITEMS

     The Combined Statement of Income for the year ended December 31, 1997 includes an extraordinary gain of approximately $671, in connection with the settlement of debt obligations on the Company's shopping center properties. This amount is net of an extraordinary loss of approximately $265 representing the write-off of deferred financing costs related to the refinancing of debt on certain shopping center properties.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   ------------------
           /s/ PHILIP PILEVSKY              Chairman of the Board and Chief Executive
------------------------------------------  Officer
             Philip Pilevsky

            /s/ LOUIS J. PETRA              Director and President                            March 30, 2000
------------------------------------------
              Louis J. Petra

            /s/ SHEILA LEVINE               Director, Chief Operating Officer,                March 30, 2000
------------------------------------------  Executive Vice President and Secretary
              Sheila Levine

              /s/ CARL KRAUS                Chief Financial Officer                           March 30, 2000
------------------------------------------
                Carl Kraus

           /s/ ARNOLD S. PENNER             Director                                          March 30, 2000
------------------------------------------
             Arnold S. Penner

           /s/ A. F. PETROCELLI             Director                                          March 30, 2000
------------------------------------------
             A. F. Petrocelli

             /s/ ELISE JAFFE                Director                                          March 30, 2000
------------------------------------------
               Elise Jaffe

            /s/ ROBERT GRIMES               Director                                          March 30, 2000
------------------------------------------
              Robert Grimes