Form 10-K/A
period 1999-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2000-05-01
CIK 1050686

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

|X| ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. __________

                       PHILIPS INTERNATIONAL REALTY CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Maryland                                    13-3963667
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
 incorporation or organization)

417 Fifth Avenue, New York, New York                      10016
-------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip code)

                                 (212) 545-1100
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of The Act:

     (Title of Each Class)           (Name of Each Exchange on Which Registered)
 Common Stock, $0.01 par value                 New York Stock Exchange


               Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                       PHILIPS INTERNATIONAL REALTY CORP.

                                 AMENDMENT NO. 1
                        TO THE ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         Philips International Realty Corp. (the "Registrant" or the "Company") hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto:

     1.  Item 10 is hereby amended and restated as follows:

Directors And Executive Officers

         Set forth below is certain information as of April 15, 2000, for (i) the members of the Board of Directors of the Company, (ii) the executive officers of the Company and (iii) the directors and executive officers of the Company as a group:

                                                                                                               Percentage of Shares
                                                                                                                   Outstanding
                                                                                                  Percentage        (on a
                                                                                                   of Shares         fully-
                                                              First     Term     Number of        Outstanding        diluted
Name and Position(1)                                  Age    Elected  Expires    Shares(2)           (%)(3)         basis) %(4)
--------------------                                  ---    -------- --------   ------------   ------------- ---------------------

Philip Pilevsky, Chairman of the Board of
   Directors and Chief Executive Officer ........     53       1997     2001      2,045,554(7)           22.6          20.0

Louis J. Petra, President and Director ..........     46       1997     2002         82,143(8)            1.1            *

Sheila Levine, Chief Operating Officer, Executive
   Vice President, Secretary and Director(5) ....     42       1997     2000        265,018(9)            3.5           2.6

Brian J. Gallagher, Acquisitions Director .......     43        --       --          20,954(10)            *             *

Carl E. Kraus, Chief Financial Officer ..........     52        --       --          12,449(11)            *             *

Elise Jaffe, Director(6) ........................     44       1997     2002          7,667(12)            *             *

Robert S. Grimes, Director(5) ...................     55       1997     2001         19,467(13)            *             *

Arnold S. Penner, Director(5) ...................     63       1997     2001         16,667(14)            *             *

A. F. Petrocelli, Director(6) ...................     56       1997     2000         63,767(15)            *             *

All directors and executive officers as a group .     --        --       --       2,533,686              27.0          24.8



*        Beneficial Ownership of less than 1 percent is omitted.

(1) Certain executive officers and directors of the Company beneficially own approximately 17.7 percent of the total 25.2 percent aggregate limited partnership interests in the Operating Partnership. The limited partners of the Operating Partnership share with the Company, which holds a 74.8 percent general partnership interest in the Operating Partnership, in the net income or loss and any distributions of the Operating Partnership. Pursuant to the partnership agreement of the Operating Partnership, limited partnership interests are redeemable into shares of Common Stock on a one-for-one basis. Such Units will be redeemed, at the Company's option and in its sole discretion, either for shares of Common Stock on a one-for-one basis (subject to certain anti-dilution adjustments and exceptions) and/or cash (based on the fair market value of an equivalent number of shares of Common Stock at the time of redemption).

(2) Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3) Assumes redemption of only the limited partnership interests in the Operating Partnership beneficially owned by such owner into shares of Common Stock and the exercise of vested options held only by such owner.

(4) Assumes the redemption of all outstanding limited partnership interests in the Operating Partnership into shares of Common Stock and the exercise of all vested options.

(5)      Member of the Compensation Committee of the Board of Directors.

(6)      Member of the Audit Committee of the Board of Directors.

(7) Includes 344,695 shares of Common Stock, 160,000 vested Options and 1,540,859 Units.

(8)      Includes 57,143 shares of Common Stock and 25,000 vested Options.

(9) Includes 2,800 shares of Common Stock, 66,667 vested Options and 195,551 Units.

(10)     Includes 4,287 Shares of Common Stock and 16,667 vested Options.

(11)     Includes 12,449 shares of Common Stock.

(12)     Includes 1,000 shares of Common Stock and 6,667 vested Options.

(13) Includes 12,800 shares of Common Stock and 6,667 vested Options. (11,400 shares of Common Stock were purchased by SEJ Properties, L.P. of which Mr. Grimes is the President/Treasurer and a shareholder of the general partner, SEJ Properties, Inc. 1,400 shares of Common Stock were purchased by Mr. Grimes' spouse, Ellen Grimes.)

(14)     Includes 10,000 shares of Common Stock and 6,667 vested Options.

(15)     Includes 57,100 shares of Common Stock and 6,667 vested Options.

         The Company's charter divides the Company's Board of Directors into three classes, with the members of each such class serving staggered three-year terms. The Board of Directors presently consists of seven members as follows:
Class I directors, Louis J. Petra and Elise Jaffe, whose terms expire in 2002; Class II directors, Sheila Levine and A.F. Petrocelli, whose terms expire in 2000; and Class III directors, Philip Pilevsky, Robert Grimes and Arnold S. Penner, whose terms expire in 2001.

         Biographical information concerning the directors and executive officers is set forth below.

         Philip Pilevsky is Chairman of the Board, Chief Executive Officer and a Director of the Company, and has served as Chief Executive Officer and President of Philips International Holding Corp. since its formation in 1982. Mr. Pilevsky has been involved in the real estate business for 27 years, including the development, leasing, management, operation, acquisition and disposition of commercial properties. Together with Ms. Levine, he founded the entities that now comprise Philips International Holding Corp. and its affiliates. Mr. Pilevsky is a nationally recognized member of the real estate community, providing the Company with strategic leadership and a broadly based network of relationships. Outside the real estate industry he is renowned as an educator, author in the field of international relations and frequent commentator for Fox 5 and CNBC. Mr. Pilevsky received a Bachelor of Arts degree from C.W. Post College and a Masters Degree of Arts and a Masters Degree of Education from Columbia University. Mr. Pilevsky is the brother of Sheila Levine.

         Louis J. Petra is the President and a Director of the Company. Prior to joining the Company, he served as Chief Financial Officer, Vice President and Treasurer of Kimco Realty Corporation, a public REIT, from July 1984 through June 1997. Mr. Petra has extensive experience in the financial management, administration and control of public and private real estate companies, with particular knowledge of the shopping center industry and the REIT industry. Mr. Petra received a Bachelor of Science in Accounting from St. John's University and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

         Sheila Levine is Chief Operating Officer, Executive Vice President, Secretary and a Director of the Company, and has served as Chief Operating Officer and Executive Vice President of Philips International Holding Corp. Ms. Levine oversees the daily operations of the Company including acquisitions, development, property management, finance and asset management, construction, leasing and marketing for each property in the Company's portfolio. Ms. Levine is also responsible for overseeing property development, which entails setting the management direction from pre-construction planning to the marketing and leasing strategies. She has been involved in the real estate business for 19 years and, together with Mr. Pilevsky, founded the entities that now comprise Philips International Holding Corp. and its affiliates. Ms. Levine received a Bachelor of Science in Business Administration from Hofstra University's School of Business. Ms. Levine is the sister of Mr. Pilevsky.

         Brian J. Gallagher is Acquisitions Director of the Company, and served from March 1989 until December 31, 1997 as the Director of Finance of Philips International Holding Corp. Mr. Gallagher is primarily responsible for capital deployment and capital management of the Company, including obtaining financing and structuring and negotiating acquisitions and joint ventures. Since joining the Philips Group, he has been responsible for transactions valued at over $1 billion. Prior to joining the Company, Mr. Gallagher held positions in commercial real estate finance with Credit Alliance Corporation and National Westminister Bank USA where he was responsible for project finance and major account relationships. He received a Bachelor of Science and a Master's Degree in City and Regional Planning from Ohio State University.

         Carl E. Kraus is Chief Financial Officer of the Company. Prior to joining the Company in July 1999, Mr. Kraus had 23 years of real estate experience including serving as President and CFO of the Radnor Corporation, a $1.3 billion commercial real estate subsidiary of the Sun Company. Mr. Kraus received a Bachelor of Business Administration in Accounting from Temple University and is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

         Elise Jaffe is a Director of the Company. Ms. Jaffe has served since 1994 as Senior Vice President of Real Estate for Dress Barn, Inc., a major women's apparel retailer owning approximately 725 stores within the United States. She has been with Dress Barn, Inc. for 17 years and serves on its Executive Committee. Ms. Jaffe is on the Advisory Board of the International Council of Shopping Centers/Value Retail News and is Vice President and the Treasurer of the Paul Taylor Dance Foundation. Ms. Jaffe graduated from Tufts University with a Bachelor of Arts in English and Psychology.

         Arnold S. Penner is a Director of the Company. For the past thirty years Mr. Penner has been active in the real estate market as a real estate broker and investor in a diverse portfolio of properties, including office buildings, retail properties and parking facilities. Mr. Penner is a Director of United Capital Corp. ("United Capital"), an American Stock Exchange-listed company specializing in the investment and management of real estate assets and the manufacturing and sale of antenna and transformer products to a global customer base. Mr. Penner also is involved with several philanthropic organizations devoted to children's education.

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

         Robert S. Grimes is a Director of the Company. He has served as President of RS Grimes Co., Inc., an investment company, since September 1987. Mr. Grimes has also been a Director and Executive Vice President of Autobytel.com Inc. since July 1996. From April 1981 to March 1987, Mr. Grimes was a partner with the investment firm of Cowen & Company. Mr. Grimes holds a Bachelor of Science from Wharton School of Commerce and Finance at the University of Pennsylvania and an L.L.B. from the University of Pennsylvania Law School.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership (Forms 3, 4 and 5) of the Common Stock with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% holders are required by SEC regulations to furnish the Company with copies of such forms that they file.

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company, the Company believes that during fiscal year 1999, its officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

2.       Item 11 is hereby amended and restated as follows:

Executive Compensation

         The following table sets forth certain information concerning the compensation of the chief executive officer and the four other executive officers of the Company (collectively, the "Named Executive Officers") for the period July 16, 1997 (date of incorporation) through December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                   Compensation
                                                                                   ------------
                                                                                 Awards     Payouts
                                                                                 ------     -------
                                                       Annual Compensation(1)
                                                       ----------------------
                                                                   Other                    Securities                       All
                                                                   Annual       Restricted  Underlying                     Other
                                                                   Compen-        Stock      Options/        LTIP           Compen-
Name and Principal Position              Year  Salary($)  Bonus($) sation($)(2) Award(s)($)  SAR's(#)       Payout          sation
----------------------------             ----  ---------  -------- ------------ ----------- ------------  ----------      ----------

Philip Pilevsky, ....................    1999         (4)       0            0                      0              0               0
   Chief Executive Officer ..........    1998         (4)       0            0                240,000(3)           0               0
                                         1997         (4)       0            0                      0              0               0

Louis J. Petra, .....................    1999    175,000        0            0                      0              0               0
   President(2) .....................    1998    175,000        0            0                100,000(3)           0               0
                                         1997     57,211        0            0                      0              0               0

Sheila Levine,
   Chief Operating Officer, Executive    1999    175,000        0            0                      0              0               0
   Vice President and Secretary .....    1998    175,000        0            0                100,000(3)           0               0
                                         1997         (5)       0            0                      0              0               0

Brian J. Gallagher,
   Acquisitions Director (2)             1999    162,400        0            0                      0              0               0
    .................................    1998    150,000        0            0                 25,000(3)           0               0
                                         1997         (5)       0            0                      0              0               0

Carl E. Kraus, ......................    1999     66,346        0            0                 50,000(6)           0               0
Chief Financial Officer (2)              1998(5)
                                         1997(5)

-----------------------

(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus & any other annual compensation earned by each Named Executive Officer during the year indicated.

(2) In connection with their respective employment agreements, the Company made non-recourse stock acquisition loans (the "Stock Acquisition Loans") to Louis J. Petra, Carl E. Kraus and Brian J. Gallagher, in the amounts of $1,000,000, $200,000 and $50,000, respectively, the proceeds of which were simultaneously used by each of Louis J. Petra, Carl E. Kraus and Brian J. Gallagher to purchase 57,143, 12,449 and 2,857 shares of Common Stock, respectively. The Stock Acquisition Loans are to be forgiven in installments under certain terms and conditions, including the continued employment of each such executive with the Company. Such employment agreements provide that the forgiveness of the Stock Acquisition Loans is to be accelerated upon a change in control or, in the case of Louis J. Petra and Carl E. Kraus also upon termination of his employment by the Company other than for cause or termination of his employment for good reason.

(3) Represents an option to purchase shares of Common Stock at an exercise price of $17.50 per share.

(4) Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, did not receive compensation from the Company in consideration for services rendered in such capacities during calendar years 1999, 1998 and 1997.

(5) Sheila Levine and Brian J. Gallagher entered into employment agreements with the Company effective December 31, 1997. Carl Kraus commenced employment with the Company in July 1999. Accordingly, those executive officers did not receive compensation from the Company during prior reporting periods, as applicable.

(6) Represents an option to purchase shares of Common Stock at an exercise price of $16.75 per share.



Option Plans

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                                                                      Potential
                                                                                                      Realizable
                                                                                                       Value at
                                                                                                       Assumed
                                                                                                        Annual
                                                     Individual Grants                                 Rates of
                                                     -----------------                                  Stock
                                                         Percent of                                     Price
                                           Number of     Total Options                               Appreciation
                                           Securities     Granted to                                  for Option
                                           Underlying    Employees in   Exercise                         Term
                                           Options          Fiscal      or Base    Expiration     -----------------
Name                                       Granted(#)(2)    1999(%)     ($/Sh)(3)    Date(4)      5%($)      10%($)
----                                       -------------    -------     ---------    -------      -----      ------
Carl E. Kraus,
  Chief Financial Officer(5)..............    50,000         100%         16.75     7/12/09     526,700   1,334,800

--------------------

(1) The Company has not, to date, granted any stock appreciation rights under the Stock Option Plan.

(2) The Company has established the Stock Option Plan for the purpose of attracting and retaining officers, directors and employees. Options granted under the Stock Option Plan are exercisable for shares of Common Stock.

(3) The exercise price of all options is equal to the closing price of $16.75 per share on the grant date. As of April 14, 2000, the closing stock price was $17.12 per share.

(4)      Each option granted in 1999 has a ten-year term.

(5)      Options will vest 33 1/3% on July 12 of each of 2000, 2001 and 2002.


                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                    Number of Securities
                                                                   Underlying Unexercised         Value of Unexercised In-
                               Shares                              Options/SARs at Fiscal        The-Money Options/SARs at
                               Acquired        Value                    Year-End (#)                Fiscal Year-End ($)
                               on Exercise    Realized                  ------------                -------------------
Name                           (#)             ($)              Exercisable    Unexercisable    Exercisable     Unexercisable
----                           ---             ---              -----------    -------------    -----------     -------------
Philip Pilevsky..............   0               0                 160,000         80,000             0               0
Louis J. Petra...............   0               0                  25,000         75,000             0               0
Sheila Levine................   0               0                  66,667         33,333             0               0
Brian J. Gallagher...........   0               0                  16,667          8,333             0               0
Carl E. Kraus................   0               0                    0            50,000             0               0

Compensation of Directors

         Directors' Fees. Each non-employee director of the Company is paid $10,000 per year, plus (i) $750 for attendance in person at each meeting of the full Board of Directors, (ii) $500 for attendance in person at each meeting of a committee thereof, if such meeting is held on a day other than the day of a full Board meeting, and (iii) $250 for each telephonic meeting participation. Each non-employee director of the Company has also received a grant of options to purchase 10,000 shares of Common Stock at $17.50 per share under the Stock Option Plan, which options vest in three equal installments on January 1, 1999, 2000 and 2001. Employee directors of the Company are not compensated for their services as directors. Each director will be reimbursed for expenses relating to attendance at meetings of the Board of Directors or any committee thereof. During 1999, Elise Jaffe, Robert S. Grimes, Arnold S. Penner, and A.F. Petrocelli received directors' fees in the amounts of $13,250, $12,250, $13,750 and $13,250, respectively.

         Stock Option Plan. Pursuant to the 1997 Stock Option and Long-Term Incentive Plan (the "Stock Option Plan"), each non-employee director was granted a non-qualified option to purchase 10,000 shares of Common Stock in connection with the director's initial appointment to the Board of Directors. These grants under the Stock Option Plan were made at an exercise price equal to the "fair market value" (as defined under the Stock Option Plan) at the time of the grant of the shares of Common Stock subject to such option. The Compensation Committee may make additional discretionary option grants to eligible directors, consistent with the terms of the Plan. No options were granted to directors in 1999.

Employment Contracts; Termination of Employment

         Louis J. Petra Employment Agreement. Mr. Petra entered into an employment agreement with the Company (the "Petra Employment Agreement"), effective as of September 2, 1997, providing for a term of five years four months. Mr. Petra's initial base salary is $175,000, with an increase to $200,000 for the 2001 calendar year and $225,000 for the 2002 calendar year. Mr. Petra is also entitled to receive a portion of the Company's annual bonus pool to be determined in the discretion of the Board of Directors. On January 1, 1998, Mr. Petra received options to purchase 100,000 shares of Common Stock under the Stock Option Plan, with 25% of the options vesting on December 31 of each of 1999, 2000, 2001 and 2002. In addition, the Company loaned on a non-recourse basis to Mr. Petra $1,000,000 (the "Petra Loan"), the proceeds of which were used to simultaneously purchase newly issued Common Stock at $17.50 per share. The Petra Loan will be forgiven in two $500,000 installments on December 31, 2000 and December 31, 2002. Mr. Petra is entitled to receive dividends on the Common Stock purchased with the proceeds of the Petra Loan, net of interest, which accrues on the outstanding balance of such loan at 6% per annum. Either party may terminate the Petra Employment Agreement on or after December 31, 2000, in which event Mr. Petra will receive his accrued but unpaid salary through his termination date, the balance of his options will fully vest, a pro rata portion (based upon the number of days Mr. Petra's employment was extended beyond December 31, 2000) of the $500,000 outstanding balance of the Petra Loan will be forgiven and the balance, if any, will be immediately payable. If the Company terminates Mr. Petra's employment other than for cause, or if Mr. Petra terminates his employment for good reason, in either case between June 1, 1998 and December 31, 2000, Mr. Petra will be entitled to continuation of his salary through December 31, 2000, a pro rata bonus payment and forgiveness of $500,000 of the Petra Loan and the balance, if any, will be immediately payable. In addition, all options and restricted share awards will vest and the non-competition provisions will no longer apply. If Mr. Petra is employed on the date of a change in control, the outstanding balance of the Petra Loan will be forgiven, all options and restricted share awards will vest and the non-competition provisions will no longer apply. If such a change in control occurs between June 1, 1998 and December 31, 2000 and Mr. Petra's employment is terminated by the Company or its successor on or after the date of the change in control, Mr. Petra will also be entitled to receive a pro rata bonus payment and continuation of his salary through December 31, 2000. Mr. Petra is subject to a non-compete agreement during his employment period and for a period of one year following termination of his employment by the Company for cause or by Mr. Petra without good reason.

         Sheila Levine Employment Agreement. Ms. Levine entered into an employment agreement with the Company (the "Levine Employment Agreement"), effective as of consummation of the Formation Transactions, providing for an initial term of three years, subject to automatic one-year extensions. Ms. Levine's annual base salary is $175,000, with annual increases in the discretion of the Board of Directors or Compensation Committee of the Board of Directors. Ms. Levine is also entitled to receive a minimum of 25% of the annual bonus pool, with the amount of the Company's annual bonus pool to be determined in the discretion of the Board of Directors. In addition, on January 1, 1998, the Company issued options, which entitle Ms. Levine to acquire 100,000 shares of Common Stock under the Stock Option Plan, which options vest 33 1/3% on December 31 of each of 1998, 1999 and 2000. If the Company terminates Ms. Levine's employment other than for cause, if Ms. Levine terminates her employment for good reason or if there is a change in control, Ms. Levine will be entitled to her annual base salary and bonus through the end of the contractual employment period. In addition, in such event, all options and restricted share awards will vest. Ms. Levine is subject to the Non-Competition Agreement.

         Brian J. Gallagher Employment Agreement. The Company entered into an employment agreement with Mr. Gallagher (the "Gallagher Employment Agreement"), effective as of consummation of the Formation Transactions, providing for, among other things: (i) a three year term and an initial base salary of $150,000; (ii) a minimum of 10% of the annual bonus pool, with the amount of the Company's annual bonus pool to be determined in the discretion of the Board of Directors; and (iii) the grant of options to acquire 25,000 shares of Common Stock under the Stock Option Plan, which options vest 33 1/3% on December 31 of each of 1998, 1999 and 2000. In addition, at the Offering, the Company loaned on a non-recourse basis to Mr. Gallagher $50,000 (the "Gallagher Loan"), the proceeds of which were used to simultaneously purchase newly issued Common Stock at the public offering price. The Gallagher Loan will be forgiven in three installments of $16,666 on January 1, 1999, January 1, 2000 and on December 31, 2000. In the event Mr. Gallagher or the Company terminates his employment during the employment term or there is a Change of Control (as defined in the Gallagher Employment Agreement), the balance of the Gallagher Loan shall be forgiven.

         Carl E. Kraus Employment Agreement. The Company entered into an employment agreement with Mr. Kraus (the "Kraus Employment Agreement"), effective as of July 12, 1999, providing for, among other things: (i) an initial term of 30 months and an initial annual base salary of $150,000; (ii) a bonus for each year based upon a performance formula not to exceed 50% of annual base salary; and (iii) the grant of options to acquire 50,000 shares of Common Stock under the Stock Option Plan, which options vest 33 1/3% on July 12 of each of 2000, 2001 and 2002. In addition, the Company loaned on a non-recourse basis to Mr. Kraus $200,000 (the "Kraus Loan"), the proceeds of which were used to simultaneously purchase the Company's Common Stock. The Kraus Loan will be forgiven in two installments of $100,000 on July 12, 2001 and July 12, 2002. If the Company terminates Mr. Kraus's employment other than for cause or if Mr. Kraus terminates his employment for good reason, Mr. Kraus will be entitled to continuation of his salary through January 1, 2002, a pro rata bonus payment and forgiveness of $100,000 of the Kraus Loan. In addition, all options will immediately vest. If Mr. Kraus is employed on the date of a change in control, among other things, the outstanding balance of the Kraus Loan will be forgiven.

Compensation Committee Interlocks and Insider Participation

         There are no interlocking relationships involving the Company's Board of Directors which require disclosure under the executive compensation rules of the Securities Exchange Commission.

Board Compensation Committee Report on Executive Compensation

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K/A, in whole or in part, the following report and Performance Graph shall not be deemed to be incorporated by reference into any such filings.

         Executive Compensation Philosophy. The Compensation Committee will annually consider the appropriate combination of cash and option-based compensation and weigh the competitiveness of the Company's overall compensation arrangements in relation to comparable real estate investment trusts. From time to time, the Compensation Committee may retain compensation and other management consultants to assist with, among other things, structuring the Company's various compensation programs and determining appropriate levels of salary, bonus and other compensatory awards payable to the Company's executive officers and key employees, as well as to guide the Company in the development of near-term and long-term individual performance objectives necessary to achieve long-term profitability.

         The Compensation Committee believes that a fundamental goal of the Company's executive compensation program should be to provide incentives to create value for the Company's stockholders.

         Base Salaries. The base compensation levels for the Company's executive officers in 1999 were set to compensate the executive officers for the functions they perform as well as to be consideration for certain non-competition provisions in the agreements. While no specific formula was used to determine base compensation levels for the Company's executive officers, the Company believes that the base salaries are generally in line with those of other publicly held real estate investment trusts the Company has reviewed, some of which entities are included in the NAREIT Equity REIT Index. Base salaries will be reviewed annually and may be increased by the Compensation Committee in accordance with certain criteria determined primarily on the basis of growth of revenues and funds from operations per share of Common Stock and on the basis of certain other factors, which include (i) individual performance, (ii) the functions performed by the executive officer, and (iii) changes in the compensation peer group in which the Company competes for executive talent. The weight given such factors by the Compensation Committee may vary from individual to individual.

         Annual Bonus Compensation. The Company's intention to award annual cash bonuses is designed to specifically relate executive pay to Company and individual performance. As a pay-for-performance program, cash bonuses provide financial rewards for the achievement of substantive Company and personal objectives. Actual awards will be based primarily on actual Company performance.

         Stock Option Plan. Awards are granted under the Stock Option Plan based on a number of factors, including (i) the executive officer's or key employee's position in the Company, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already holds an equity stake in the Company, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group, and (v) individual contribution to the success of the Company's financial performance. However, the Stock Option Plan does not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the Compensation Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. In 1999, 50,000 options were issued to Carl E. Kraus at the exercise price of $16.75 per share.

         The Company's Stock Option Plan relates closely to traditional forms of equity-oriented compensation in the commercial real estate industry. The purpose of the option grants is to aid the Company in attracting and retaining quality employees, all advancing the interest of the Company's stockholders, by offering employees an incentive to maximize their efforts to promote the Company's economic performance. In addition, to assist the Company in retaining employees and encouraging them to seek long-term appreciation in the value of the Company's stock, options generally are not exercisable immediately upon grant, but instead vest over a period of years. Accordingly, an employee must remain with the company for a period of years to enjoy the full economic benefit of an option.

         401(k) Savings Plan. The Company maintains a 401(k) Savings and Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliates. The 401(k) Plan permits eligible employees of the Company (and any designated affiliate) to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately fully vested and non-forfeitable upon contribution to the 401(k) Plan. The Company currently does not intend to make matching contributions to the 401(k) Plan; however, it reserves the right to make matching contributions and/or discretionary profit sharing contributions in the future. The 401(k) Plan is designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by the Company to the 401(k) Plan, and income earned thereon, will not be taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

         Chief Executive Officer Compensation. Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer of the Company, does not currently receive any remuneration for services performed in such capacities. Mr. Pilevsky is, however, a substantial shareholder of the Company and unitholder of the Operating Partnership and receives dividends and distributions in respect of these equity interests as may be declared from time to time by the Board generally with regard to all shares of Common Stock and Units then outstanding.

                                       COMPENSATION COMMITTEE
                                       OF THE BOARD OF DIRECTORS

                                              SHEILA LEVINE
                                              ARNOLD S. PENNER
                                              ROBERT S. GRIMES

Performance Graph

         Trading of the Company's Common Stock commenced on May 8, 1998, on a when issued basis. The following graph compares total stockholder returns from May 8, 1998 through December 31, 1999 to the Standard & Poor's 500 Stock Index ("S&P 500") and to the National Association of Real Estate Investment Trusts, Inc.'s Equity REIT Total Return Index ("NAREIT"). The graph assumes that the value of the investment in the Company's Common Stock and in the S&P 500 and NAREIT indices was $100 at May 8, 1998 and that all dividends have been reinvested. The Common Stock price on May 8, 1998 (on which the graph is based) and the initial public offering price of the Common Stock was $17.50.

         The stockholder return shown on the following graph is not necessarily indicative of future performance. The Company does not believe that the graph is particularly meaningful in that it covers a short period of time.

                   COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
                       PHILIPS INTERNATIONAL REALTY CORP.,
               THE S&P 500 INDEX AND THE NAREIT EQUITY REIT INDEX

           EDGAR Representation of Data Points Used in Printed Graphic

                           Philips International Realty Corp.          S&P              NAREIT
         5/8/98                     100.00                             100.00           100.00
         6/30/98                     94.29                             102.67            98.78
         9/30/98                     88.43                              92.46            88.39
         12/31/98                    90.85                             112.14            85.81
         3/31/99                     85.61                             117.72            81.67
         6/30/99                    104.61                             126.02            89.91
         9/30/99                     99.82                             118.15            82.68
         12/31/99                   106.61                             135.73            81.84

3.       Item 12 is hereby amended and restated as follows:

Voting Securities and Principal Holders

         The following table sets forth information as of April 15, 2000 with respect to each person who is known by the Company, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"), to own beneficially more than 5% of the Company's outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.

                                                        Amount and Nature     Percent of Shares
Name of                                                    of Beneficial          Outstanding
Beneficial Owner                                             Ownership              (%)(2)
-----------------                                      ------------------    -------------------

The Philips Group(1)..................................      2,447,452              25.93%

Heitman/PRA Securities Advisors LLC(3)................        985,678              13.43%

Capital Growth Management Limited Partnership(4)......        765,000              10.42%

LaSalle Investment Management, Inc. and LaSalle
 Investment Management (Securities), L.P.(5)..........        737,200              10.04%

-----------------------------------------

(1) Address: 417 Fifth Avenue, New York, New York 10016. The Philips Group (not a legal entity) is composed of certain directors and executive officers of the Company and their immediate families and related trusts. Share information is furnished in reliance on the Schedule 13G dated February 14, 2000 of The Philips Group filed with the SEC, which represents holdings as of December 31, 1999. This number represents shares for which The Philips Group has shared dispositive and voting power, and includes limited partnership Units redeemable for shares of Common Stock and vested options to purchase shares of Common Stock.

(2) The total number of shares outstanding used in calculating this percentage does not include 2,472,395 shares reserved for issuance upon redemption or conversion of outstanding units of limited partnership interest ("Units") in Philips International Realty L.P., a Delaware limited partnership (the "Operating Partnership") through which the Company conducts its real estate activities, or 852,550 shares reserved for issuance upon the exercise of stock options (the "Options") granted or reserved for possible grant to certain employees and directors of the Company, except in all cases where such Units and/or stock options are owned by the reporting person or group. Of the 2,472,395 shares reserved for issuance upon redemption of outstanding Units, 1,873,289 shares, or 19% of the total number of shares outstanding or reserved for issuance, are reserved for issuance upon redemption or conversion of outstanding Units that are owned by executive officers, directors, their immediate family members and related trusts. This information is as of April 15, 2000.

(3) Address: 180 North LaSalle Street, Suite 3600, Chicago, IL 60601. Heitman/PRA Securities Advisors LLC ("Heitman") takes the position that such shares are held for investment advisory clients and that Heitman disclaims beneficial ownership of those shares. Share information is furnished in reliance on Schedule 13G/A filed January 12, 2000 with the SEC, which represents holdings as of December 31, 1999. This number includes 985,678 shares for which Heitman has sole dispositive and voting power.

(4) Address: One International Place, Boston, Massachusetts, 02110. Capital Growth Management Limited Partnership ("CGM") takes the position, however, that since such shares are held for investment advisory clients, they do not constitute a "group" under the applicable rules of the Exchange Act, and accordingly, CGM is not required to file a
         Schedule 13G or Schedule 13D with respect to the Company's Common Stock. Share information is furnished in reliance on Schedule 13G/A filed February 10, 2000 with the SEC, which represents holdings as of December 31, 1999.

(5) Address: 200 East Randolph Drive, Chicago, IL 60601. LaSalle Investment Management, Inc. ("LaSalle") and LaSalle Investment Management (Securities), L.P. ("LISM"), as members of a group, filed with the SEC, which represents holdings as of December 31, 1999. LISM is a Maryland limited partnership, the limited partner of which is LaSalle and the general partner of which is LaSalle Investment Management (Securities), Inc., a Maryland corporation, the sole stockholder of which is LaSalle. Each of LaSalle and LISM are investment advisers registered under Section 203 of the Investment Advisers Act of 1940 and have different advisory clients. LaSalle beneficially owns 100,000 shares for which it has sole voting and dispositive power. LISM beneficially owns 637,200 shares, 288,400 shares for which it has sole voting power, 288,400 shares for which it has sole dispositive power, 348,800 shares for which it has shared voting power and 348,800 shares for which it has shared dispositive power. Share information is furnished in reliance on the Schedule 13G dated February 9, 2000 of LaSalle and LISM filed with the SEC.

4.       Item 13 is hereby amended and restated as follows:

Certain Relationships and Related Transactions

         Certain directors and executive officers of the Company (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of Common Stock (or Units in the Operating Partnership) had direct or indirect interests in certain transactions of the Company or the Operating Partnership in the last fiscal year as follows:

         o Management Agreement. Pursuant to a Management Agreement, under the direction of the Company's executive officers, Philips International Holding Corp. ("PIHC"), an affiliated entity, provides property management and leasing services for the Company's interests in 28 retail properties (each a "Property" and collectively the "Properties") including, among other things, (i) operating, leasing and maintaining the Properties; (ii) the collection of rents; and (iii) overseeing the construction of improvements and additions to the Properties. PIHC receives a management fee from the Company equal to 3% of gross rental collections received from the Properties, leasing commissions (not to exceed local current market rates) and a construction supervisory fee (up to 10% of the cost of a project) with regard to tenant improvements and construction matters relating to the Properties. In addition, PIHC is reimbursed for out-of-pocket expenses.

         The Management Agreement has an initial term of three years, commencing December 31, 1997, subject to automatic one-year renewals. The Management Agreement may be terminated by the Company, at any time, (i) in whole or in part, upon thirty days' written notice, in the event that the Company elects to perform one or more of such management functions on an 'in-house' basis (with a commensurate reduction in fees), and (ii) in whole, immediately, upon the occurrence of certain other events, including upon the gross negligence or willful misconduct of PIHC, or if all or substantially all of the Properties are sold.

         PIHC is owned and controlled by Mr. Pilevsky and Ms. Levine. The Company has granted options under the Stock Option Plan to certain senior employees of PIHC who are actively involved in the management of the Properties. Fees paid by the Company to PIHC pursuant to the Management Agreement totaled $1,900,000 during 1999.

         o Non-Competition Agreement. Mr. Pilevsky, Ms. Levine and PIHC have agreed pursuant to the Non-Competition Agreement to conduct all their future retail shopping center activities through the Company, except for their activities with respect to the Excluded Properties and retail properties under 10,000 square feet. The Non-Competition Agreement is in effect until such time as (i) neither Mr. Pilevsky nor Ms. Levine owns beneficially more than 15% of the outstanding shares of Common Stock (including interests redeemable therefore) and (ii) one year has lapsed since the Management Agreement has been terminated and neither Mr. Pilevsky nor Ms. Levine is a director or executive officer of the Company. In addition, in the event that at any time after December 31, 2002, Ms. Levine is neither a director nor executive officer of the Company for at least one year, nor owns beneficially more than five percent of the outstanding shares of Common Stock (including interests redeemable therefore), then the Non-Competition Agreement will terminate as to Ms. Levine.

         o Excluded Properties. Mr. Pilevsky and Ms. Levine have economic interests in certain retail properties, which were not transferred to the Company in the formation transactions of the Company (the "Excluded Properties"). The Excluded Properties were not included in the Company's portfolio either because of the inability to obtain necessary partnership and lender consents or because the asset profile was inconsistent with the Company's criteria. The Excluded Properties consist of 6 properties aggregating approximately .9 million square feet of gross leasable area ("GLA") located outside the Company's existing markets and 21 properties aggregating approximately 1.9 million square feet of GLA and two development sites located within the Company's existing markets (in each case excluding non-retail properties and retail properties with less than 10,000 leasable square feet). The Company believes that only two Excluded Properties, located in Uniondale and Massapequa, New York, are potentially competitive with two Properties (specifically, with Merrick Commons and Meadowbrook Commons, respectively). These properties were not included in the Company's portfolio because partnership consents could not be obtained. Twelve of the Excluded Properties are managed by PIHC.

         o Mr. Pilevsky, Ms. Levine and PIHC will conduct all their future retail shopping center activities in accordance with the Non-competition Agreement. In addition, Mr. Pilevsky has granted the Company a right of first refusal on the sale or transfer by Mr. Pilevsky of his partnership interest in any of the Excluded Properties, except for a transfer of Mr. Pilevsky's interest to an existing partner of such property or a family member, or a sale of the entire property, in which case Mr. Pilevsky will use reasonable efforts to cause such property to be offered to the Company.

         o Other Matters. Mr. Jeffrey Levine, the husband of Ms. Levine, is a partner at the accounting firm of Chassin Levine Rosen & Company, LLP which firm has in the past provided accounting and consulting services with respect to the entities owning certain of the Properties and is likely to provide similar services to the Company and PIHC in the future. During the year ended December 31, 1999, the entities owning the Properties paid an aggregate of approximately $249,400 in fees to Chassin Levine Rosen & Company, LLP.

         o Elise Jaffe, a Director of the Company, is also the Senior Executive Vice President of Real Estate for Dress Barn, Inc., a tenant of certain of the Properties and of certain of the Excluded Properties. During the year ended December 31, 1999, Dress Barn, Inc. paid an aggregate of approximately $422,900 in rent under leases for certain of the Properties.

         o At the Company's initial public offering, pursuant to the Petra Employment Agreement and the Gallagher Employment Agreement, the Company made a non-recourse loan to each of Messrs. Petra and Gallagher in the amounts of $1,000,000 and $50,000, respectively, the proceeds of which were simultaneously used by each of Messrs. Petra and Gallagher to purchase newly issued Common Stock at the public offering price. These loans will be forgiven pursuant to the terms of the respective employment agreements. Upon commencement of employment in July 1999, the Company made a $200,000 non-recourse loan to Mr. Kraus, the proceeds of which were used by Mr. Kraus to purchase shares of the Company's Common Stock in the open market. The loan will be forgiven over 3 years in accordance with the Employment Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHILIPS INTERNATIONAL REALTY CORP.
                                   (Registrant)

Date:  May 1, 2000                 /s/ Carl Kraus
                                   -----------------------
                                   Carl Kraus
                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  May 1, 2000               /s/ Philip Pilevsky
                                 ------------------------
                                 Philip Pilevsky
                                 Chairman of the Board and
                                 Chief Executive Officer

Date:  May 1, 2000               /s/ Louis J. Petra
                                 ------------------------
                                 Louis J. Petra
                                 Director and President

Date:  May 1, 2000               /s/ Sheila Levine
                                 ------------------------
                                 Sheila Levine
                                 Director, Chief Operating Officer,
                                 Executive Vice President and
                                 Secretary

Date:  May 1, 2000               /s/ Carl Kraus
                                 ------------------------
                                 Carl Kraus
                                 Chief Financial Officer

Date:  May 1, 2000               /s/ Brian J. Gallagher
                                 ------------------------
                                 Brian J. Gallagher
                                 Acquisitions Director

Date:  May 1, 2000              /s/ Arnold S. Penner
                                ------------------------
                                Arnold S. Penner
                                Director

Date:  May 1, 2000              /s/ A.F. Petrocelli
                                ------------------------
                                A.F. Petrocelli
                                Director

Date:  May 1, 2000              /s/ Elise Jaffe
                                ------------------------
                                Elise Jaffe
                                Director

Date:  May 1, 2000              /s/ Robert Grimes
                                ------------------------
                                Robert Grimes
                                Director