Form 10-Q
period 2000-03-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2000-05-15
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

7,340,474 shares outstanding as of April 30, 2000.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                        Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

                        Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999

                        Condensed Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 2000 and 1999

                        Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999

                        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,      December 31,
                                                                           2000             1999
                                                                      -------------    -------------
                                                                       (Unaudited)        (Note 1)
                                                                         (Note 6)
                         ASSETS

Rental properties - net                                               $ 276,106,464    $ 261,630,620
Investments in and advances to real estate joint ventures                 3,744,431       25,134,060
Cash and cash equivalents                                                 4,792,568        3,183,142
Accounts receivable                                                       8,047,781        7,445,972
Deferred charges and prepaid expenses                                     6,295,400        4,934,190
Other assets                                                              2,574,481        4,222,373
                                                                      -------------    -------------

Total Assets                                                          $ 301,561,125    $ 306,550,357
                                                                      =============    =============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Mortgages and notes payable                                      $ 175,664,910    $ 181,955,221
     Accounts payable and accrued expenses                                4,376,757        2,980,303
     Dividends payable                                                    2,771,031        2,771,031
     Other liabilities                                                    2,258,486        1,897,998
                                                                      -------------    -------------

Total Liabilities                                                       185,071,184      189,604,553
                                                                      -------------    -------------

Minority interests in Operating Partnership                              29,963,806       30,091,696
                                                                      -------------    -------------

Shareholders' Equity
     Preferred Stock, $.01 par value; 30,000,000 shares authorized;
        no shares issued and outstanding                                         --               --
     Common Stock, $.01 par value; 150,000,000 shares authorized;
        7,340,474 shares issued and outstanding                              73,405           73,405
     Additional paid in capital                                          92,668,007       92,668,007
     Cumulative distributions in excess of net income                    (5,562,151)      (5,183,136)
                                                                      -------------    -------------
                                                                         87,179,261       87,558,276
     Stock purchase loans receivable                                       (653,126)        (704,168)
                                                                      -------------    -------------

Total Shareholders' Equity                                               86,526,135       86,854,108
                                                                      -------------    -------------

Total Liabilities and Shareholders' Equity                            $ 301,561,125    $ 306,550,357
                                                                      =============    =============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                            2000             1999
                                                            ----             ----
Revenues from rental property                           $ 12,640,736    $  9,211,727
                                                        ------------    ------------

Expenses:
     Operating expenses                                    1,561,945       1,157,002
     Real estate taxes                                     1,795,229       1,418,431
     Management fees to affiliates                           377,665         275,974
     Interest expense                                      3,152,466       1,807,018
     Depreciation and amortization                         2,028,959       1,611,345
     General and administrative expenses                     775,873         613,599
                                                        ------------    ------------

                                                           9,692,137       6,883,369
                                                        ------------    ------------

     Operating income                                      2,948,599       2,328,358

Equity in net income of real estate joint ventures            57,873         613,631

Minority interests in income of Operating Partnership       (805,439)       (613,306)

Other income (expense), net                                  190,983        (507,267)
                                                        ------------    ------------

     Net income                                         $  2,392,016    $  1,821,416
                                                        ============    ============

Basic and diluted net income per common share           $       0.33    $       0.25
                                                        ============    ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                     Cumulative
                                                   Common                           Distributions
                                                    Stock             Additional      in Excess         Stock         Total
                                          ------------------------      Paid-In         of Net        Purchase    Shareholders'
                                           Shares          Amount       Capital         Income          Loans         Equity
                                           ------          ------       -------         ------          -----         ------
Balance, December 31, 1999                7,340,474       $ 73,405   $ 92,668,007   $ (5,183,136)    $ (704,168)  $ 86,854,108
    Net income                                                                         2,392,016                     2,392,016
    Dividends declared on Common Stock                                                (2,771,031)                   (2,771,031)
    Amortization of stock purchase loans                                                                 51,042         51,042
                                          ---------       --------   ------------   ------------     ----------   ------------

Balance, March 31, 2000                   7,340,474       $ 73,405   $ 92,668,007   $ (5,562,151)    $ (653,126)  $ 86,526,135
                                          =========       ========   ============   ============     ==========   ============

                                                                                     Cumulative
                                                   Common                           Distributions
                                                    Stock             Additional      in Excess         Stock         Total
                                          ------------------------      Paid-In         of Net        Purchase    Shareholders'
                                           Shares          Amount       Capital         Income          Loans         Equity
                                           ------          ------       -------         ------          -----         ------
Balance, December 31, 1998                7,340,474       $ 73,405   $ 92,668,007   $ (2,435,222)    $ (908,334)  $ 89,397,856
    Net income                                                                         1,821,416                     1,821,416
    Dividends declared on Common Stock                                                (2,771,031)                   (2,771,031)
    Amortization of stock purchase loans                                                                 51,042         51,042
                                          ---------       --------   ------------   ------------     ----------   ------------

Balance, March 31, 1999                   7,340,474       $ 73,405   $ 92,668,007   $ (3,384,837)    $ (857,292)  $ 88,499,283
                                          =========       ========   ============   ============     ==========   ============


                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                             2000            1999
                                                                             ----            ----
Cash flow provided by operating activities:                              $  4,204,478    $  3,731,511
                                                                         ------------    ------------

Cash flow from investing activities:
      Acquisitions of land, buildings and improvements                     (2,643,097)     (9,604,558)
      Investments in and advances to real estate joint ventures              (169,524)    (21,522,654)
      Return of investment in real estate joint venture                     7,862,240              --
      Collection (purchase) of secured  mortgage note receivable            2,350,000      (1,750,000)
                                                                         ------------    ------------

      Net cash provided by (used in) investing activities                   7,399,619     (32,877,212)
                                                                         ------------    ------------

Cash flow from financing activities:

      Repayment of mortgage notes payable                                 (11,200,000)             --
      Principal amortization of mortgage notes payable                       (290,311)       (247,441)
      Proceeds from debt financing                                          5,200,000      24,475,000
      Dividends paid on Common Stock                                       (2,771,031)     (2,477,412)
      Distributions to minority interests                                    (933,329)       (834,434)
                                                                         ------------    ------------

Net cash provided by (used in) financing activities                        (9,994,671)     20,915,713
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                        1,609,426      (8,229,988)
Cash and cash equivalents, beginning of period                              3,183,142       9,116,070
                                                                         ------------    ------------

Cash and cash equivalents, end of period                                 $  4,792,568    $    886,082
                                                                         ============    ============

Noncash investing & financing activities:

      Acquisition of real estate accounted for at the time of purchase
         on the equity method                                            $ 13,754,786    $         --
                                                                         ============    ============

      Dividends declared and paid in succeeding period                   $  2,771,031    $  2,771,031
                                                                         ============    ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

      The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      The Condensed Consolidated Balance Sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

2. Income (Loss) per Common Share

      Basic net income per share excludes the dilutive effects of any outstanding options. Diluted net income per share includes the dilutive (but not any anti-dilutive) effect of outstanding options calculated under the treasury stock method.

      Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three months ended March 31, 2000 and 1999.

3. Dividends on Common Stock

      On March 15, 2000, and March 15, 1999, the Board of Directors declared a common stock dividend of $.3775 per share, which amounts were paid on April 17, 2000, and April 15, 1999 respectively, to common shareholders of record on March 31, 2000, and March 31, 1999.

4. Segment Information

      Management considers the Company's various operating, investing and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based on net income.

5. Investment Activity

      During July 1999, the Company acquired nine shopping center properties (the "Properties") anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in the states of Florida, California, Washington, Minnesota, Illinois and Kentucky. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in the Properties. The total amount invested by the Company to acquire the Properties of approximately $49.5 million was funded with borrowings under the Company's revolving line of credit. The reporting of financial position and results of operations for the Company pertaining to these Properties reflects a change from the equity to consolidation method of accounting effective in July 1999.

      At December 31, 1999, the Company had a $7.1 million joint-venture investment in a proposed retail-residential redevelopment project. In February 2000, the joint venture sold this project and the Company's investment was returned in full together with $.8 million representing a return on investment. A shareholder and Unit holder of the Company was also an investor in this joint venture.

      During the first quarter 2000, the Company acquired the minority interests in, and began reporting on a consolidated basis the results of operations for, two shopping center properties previously accounted for under the equity method.

6. Subsequent Event

      On April 28, 2000, the Company announced that it had executed various contracts pertaining to certain asset sales and a plan of liquidation authorized by a special committee of the independent members (the "Independent Committee") of its Board of Directors on April 17, 2000. Specifically, the contracts executed pertain to (i) the disposition of fifteen shopping centers comprising the Company's New York area portfolio and certain other properties to the Kimco Income REIT, a private partnership in which Kimco Realty Corporation is a partner, for a total consideration of approximately $206 million (the "Kimco Transaction"), and (ii) the distribution of interests in four shopping center properties in Hialeah, Florida, and the sale of the Company's interests in two retail/residential redevelopment sites (having a total value of approximately $131 million), to certain limited partners (the "Unit Holders") in Philips International Realty, LP (the "Operating Partnership") including Mr. Philip Pilevsky, the Company's Chairman and CEO, in redemption of their entire interests in the Operating Partnership (the "Unit Holders' Transaction").

      The Kimco Transaction contemplates the disposition of a total fifteen shopping centers in two transactions valued at approximately $68 million and $138 million. The $68 million transaction comprises the sale of seven properties and is expected to close, subject to the completion of due diligence, within forty-five days of contract date. The $138 million transaction contemplates the purchase of the Company's interests in eight properties as part of the Company's plan of liquidation.

      The Unit Holders' Transaction contemplates, in part, the distribution of the Company's interests in the Hialeah shopping centers to the Unit Holders in redemption of all their limited partnership interests in the Operating Partnership. These limited partnership interests will be valued for the purposes of this redemption at an amount approximately equal to the $18.50 per share expected to be distributed to the Company's public shareholders upon liquidation. Such valuation, when considered together with the assumption of debt encumbering the properties, will comprise fair value to the Company for the distributed assets.

      The $138 million transaction with Kimco and the Unit Holders' Transaction comprise the plan of liquidation which will be submitted to the Company's public shareholders for approval. The Independent Committee has instructed management to proceed as expeditiously as possible to complete the foregoing sales transactions, solicit shareholder approval and liquidate the Company. However, it cautions shareholders that those shopping center properties now under contract for sale remain subject to the completion of due diligence, and seven other shopping center properties to be sold to third party purchasers as part of the Company's liquidation have only recently been listed for sale.

                                     PART I

                              FINANCIAL INFORMATION
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

      On April 28, 2000, the Company announced it had executed various contracts pertaining to certain asset sales and a plan of liquidation authorized by a special committee of the independent members of its Board of Directors on April 17, 2000. See Note 6 to the accompanying Condensed Consolidated Financial Statements. Discussion regarding the Company's investment and operating strategy, liquidity and capital resources and dividends and other future plans throughout this report should be read giving appropriate consideration to these pending transactions.

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

Results of Operations

      The following discussion compares the results of property operations of the Company for the three months ended March 31, 2000, and March 31, 1999.

      During July 1999, the Company acquired nine shopping center properties anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in six states. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in these properties and reported its investment on the equity method of accounting. During the first quarter 2000, the Company acquired the minority interests in two additional shopping center properties previously accounted for under the equity method of accounting. The accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 2000 reports the operations of these eleven properties on a consolidated basis. Consequently, the acquisition of these properties gives rise to significant changes when comparing the Company's results of operations for the three months ended March 31, 2000, to the three months ended March 31, 1999.

Comparison of Three Months Ended March 31, 2000 and 1999

      Revenues from rental property increased $3,429,000 or 37.2% to $12,641,000 for the quarter ended March 31, 2000, as compared with $9,212,000 for the quarter ended March 31, 1999. This net increase includes growth in base rental revenues associated with higher rent levels achieved on new and renewal leases and the acquisition of eleven shopping center properties as discussed above.

      Property operating expenses increased $405,000 from $1,157,000 for the quarter ended March 31, 1999, to $1,562,000 for the quarter ended March 31, 2000. This net increase reflects increased expenses associated with the acquisition of eleven shopping center properties offset by management's efforts to reduce operating expenses at existing properties. Property real estate taxes increased by approximately $377,000 to $1,795,000 for the quarter ended March 31, 2000, as compared with $1,418,000 for the corresponding period in 1999, reflecting the acquisition of the eleven shopping center properties, and the effect of increased assessments associated with property expansions and renovations.

      Management fees remained constant at approximately 3% of gross revenues for the quarters ended March 31, 2000, and 1999, as provided for in the Management Agreement.

      Interest charges increased $1,345,000 to $3,152,000 for the quarter ended March 31, 2000, as compared with $1,807,000 for the quarter ended March 31, 1999, due to interest costs on borrowings to fund the acquisition of eleven shopping center properties, combined with the effect of higher rates on variable rate debt.

      Depreciation and amortization expenses increased $418,000 to $2,029,000 for the quarter ended March 31, 2000, as compared with $1,611,000 for the quarter ended March 31, 1999. This increase reflects the depreciation and amortization of capital expenditures associated with the renovation and retenanting of properties in the portfolio and the acquisition of eleven shopping center properties.

      Equity in net income of real estate joint ventures declined between periods as the Company now reports the operating results of eleven shopping center properties discussed above on a consolidated basis.

      Other income (expense), net for the three months ended March 31, 2000 includes approximately $600,000 representing the amount collected on a mortgage note receivable in excess of the cost thereof, and approximately ($300,000) of certain costs incurred in connection with the plan of liquidation.

Liquidity and Capital Resources

      The Company's predecessor partnerships historically relied on fixed and floating rate mortgage financing to fund acquisitions and refinance maturing debt. Working capital and funds required for distributions, debt service and capital expenditures were generally provided through net cash flows from operations and, in certain instances, capital contributions of partners and/or additional borrowing. The ability to refinance debt prior to maturity and to fund acquisitions was generally dependent upon interest rates, the general availability of both mortgage debt and private equity in the marketplace and the cash flow and value of the asset to be financed or refinanced. Distributions were generally made based upon 100% of excess cash over identified, near-term requirements.

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

      Since completion of its initial public stock offering, the Company has financed the acquisition of interests in fifteen real estate properties with borrowings under its revolving line of credit, assumed property indebtedness and the placement of new mortgage financing. Indebtedness outstanding at March 31, 2000, totaled $175.7 million, and was comprised of $87.5 million fixed rate mortgage debt with a weighted average interest rate and remaining term to maturity of 7.6% and 4.5 years, respectively, and $88.2 million in borrowings under the Company's line of credit.

      The combined aggregate principal maturities of mortgages and notes payable outstanding as of March 31, 2000, are as follows:

                            Fixed Rate Obligations     Variable Rate Obligations
                            ----------------------     -------------------------

                                         Amount                       Amount
                                Rate    (000's)           Rate       (000's)
                                ----    -------           ----       -------

    4/2000-12/2000.........     7.65%      $905           7.68%      $88,200
    2001...................     6.35%     2,540             --            --
    2002...................     7.50%    12,912             --            --
    2003...................     7.40%    25,366             --            --
    2004...................     7.83%    30,590             --            --
    Thereafter.............     7.88%    15,152             --            --

      The Company considers (i) the availability of funds under its revolving credit facility described below, (ii) the potential net proceeds from divesting unencumbered shopping center properties located outside its target markets, and
(iii) its access to other sources of debt and equity capital, sufficient to pursue its identified growth strategies. The Company intends to make regular quarterly distributions to the holders of its Common Stock. The distribution for the period ended March 31, 2000, was $0.3775 per share.

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

      Upon consummation of its public stock offering, the Company entered into a $100 million senior revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. Borrowings under the credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling $88.2 million at March 31, 2000, are secured by certain shopping center properties with recourse to the Company. The credit facility matures on September 30, 2000.

Funds from Operations

      The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines Funds from Operations as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash requirements. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash requirements, including its ability to make cash distributions.

      Funds from Operations (FFO) increased approximately 23% to $5.3 million for the three months ended March 31, 2000, as compared to $4.3 million for the three months ended March 31, 1999.

                                            Calculation of Funds From Operations
                                                        (In thousands)
                                              Three Months Ended March 31, 2000
                                              ---------------------------------

Net income                                                  $2,392

Minority interests in Operating Partnership                    805

Depreciation and amortization                                2,029

Adjustment for unconsolidated joint ventures (1)                30
                                                            ------

Funds from Operations                                       $5,256
                                                            ======

Distributions                                               $3,704
                                                            ======

Payout ratio                                                  70.5%
                                                              ====

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

      On April 28, 2000, the Company announced that it had executed various contracts pertaining to certain asset sales and a plan of liquidation authorized by a special committee of the independent members (the "Independent Committee") of its Board of Directors on April 17, 2000. See Note 6 to the accompanying Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

                  2.1 - Plan of Liquidation and Dissolution of the Company
                        (filed as exhibit 2.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference)

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

                10.8  - Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLC, a New York limited liability company, Philips Henry, LLC, a New York limited liability company, Philips Shopping Center Fund, L.P., a Delaware limited partnership, and Philips Lake Mary Associates, L.P., a Delaware limited partnerhsip, and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

                10.9  - Redemption Agreement dated as of April 27, 2000, by and among the Operating Partnership and Philip Pilevsky (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

                10.10 - Assset Contribution, Purchase and Sale Agreement dated as of April 28, 2000, by and among the Company, the Operating Partnership, Certain Affiliated Parties Signatory Thereto, KIR Acquisition, LLC, a Delaware limited liability company and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.3 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

                27.1* - Financial Data Schedule

                  *     filed herewith

                  (b)   Reports on Form 8-K

                        None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PHILIPS INTERNATIONAL REALTY CORP.

May 15, 2000                   /s/ Philip Pilevsky

(Date)                         Philip Pilevsky
                               Chairman of the Board and Chief Executive Officer

May 15, 2000                   /s/ Carl Kraus

(Date)                         Carl Kraus
                               Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number      Description

2.1         Plan of Liquidation and Dissolution of the Company (filed as exhibit
            2.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference)

3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference)

3.2 Articles Supplementary dated July 27, 1999, (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)

3.3 Third Amended and Restated By-Laws of the Company dated July 27, 1999, (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)

4.1 Shareholder Rights Agreement, dated as of June 30, 1999, between the Company and BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

4.2 Amendment No. 1, dated July 27, 1999, to Shareholder Rights Agreement dated as of March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)

4.3 Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975, and incorporated herein by reference)

10.2 First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

10.3 Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)

10.4 Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

10.5 Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

10.6 Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)

10.7 Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference)

10.8 Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLc, a New York limited liability company, Philips Henry, LLC, a New York limited liability company, Philips Shopping Center Fund, L.P., a Delaware limited partnership, and Philips Lake Mary Associates, L.P., a Delaware limited partnerhsip, and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

10.9 Redemption Agreement dated as of April 27, 2000, by and among the Operating Partnership and Philip Pilevsky (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

10.10 Assset Contribution, Purchase and Sale Agreement dated as of April 28, 2000, by and among the Company, the Operating Partnership, Certain Affiliated Parties Signatory Thereto, KIR Acquisition, LLC, a Delaware limited liability company and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
            10.3 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

27.1*       Financial Data Schedule

* filed herewith