Form 10-Q
period 2000-06-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2000-08-15
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

7,340,474 shares outstanding as of July 31, 2000.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

                    Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2000 and 1999

                    Condensed Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 2000 and 1999

                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999

                    Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

              PHILIPS INTERNATIONAL REALTY CORP.
             CONDENSED CONSOLIDATED BALANCE SHEETS
             -------------------------------------


                                                                                     June 30,          December 31,
                                                                                       2000                1999
                                                                                 ------------------  -----------------
                                                                                    (Unaudited)          (Note 1)
                                                                                     (Note 6)

  ASSETS

Rental properties - net                                                              $ 274,777,709      $ 261,630,620
Investments in and advances to real estate joint ventures                                3,746,942         25,134,060
Cash and cash equivalents                                                                  214,166          3,183,142
Accounts receivable                                                                      8,655,329          7,445,972
Deferred charges and prepaid expenses                                                    7,034,053          4,934,190
Other assets                                                                             1,587,311          4,222,373
                                                                                 ------------------  -----------------

Total Assets                                                                         $ 296,015,510      $ 306,550,357
                                                                                 ==================  =================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Mortgages and notes payable                                                    $ 173,162,494      $ 181,955,221
      Accounts payable and accrued expenses                                              4,814,274          2,980,303
      Dividends payable                                                                  2,771,031          2,771,031
      Other liabilities                                                                  1,447,288          1,897,998
                                                                                 ------------------  -----------------

Total Liabilities                                                                      182,195,087        189,604,553
                                                                                 ------------------  -----------------

Minority interests in Operating Partnership                                             29,278,296         30,091,696
                                                                                 ------------------  -----------------

Shareholders' Equity

      Preferred Stock, $.01 par value; 30,000,000 shares authorized;
            no shares issued and outstanding                                                     -                  -
      Common Stock, $.01 par value; 150,000,000 shares authorized;
            7,340,474 shares issued and outstanding                                         73,405             73,405
      Additional paid in capital                                                        92,668,007         92,668,007
      Cumulative distributions in excess of net income                                  (7,597,201)        (5,183,136)
                                                                                 ------------------  -----------------
                                                                                        85,144,211         87,558,276
      Stock purchase loans receivable                                                     (602,084)          (704,168)
                                                                                 ------------------  -----------------

Total Shareholders' Equity                                                              84,542,127         86,854,108
                                                                                 ------------------  -----------------

Total Liabilities and Shareholders' Equity                                           $ 296,015,510      $ 306,550,357
                                                                                 ==================  =================

                            See accompanying notes.

                  PHILIPS INTERNATIONAL REALTY CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)


                                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                                 --------------------------------  -------------------------------

                                                                      2000             1999            2000             1999
                                                                 ---------------  ---------------  --------------   --------------

Revenues from rental property                                      $ 12,762,094      $ 9,347,334    $ 25,402,830     $ 18,559,061
                                                                 ---------------  ---------------  --------------   --------------

Expenses:
      Operating expenses                                              1,499,233        1,067,258       3,061,178        2,224,260
      Real estate taxes                                               1,789,106        1,428,852       3,584,335        2,847,283
      Management fees to affiliates                                     364,463          267,361         742,128          543,335
      Interest expense                                                3,341,343        1,939,461       6,493,809        3,746,479
      Depreciation and amortization                                   1,707,758        1,720,275       3,736,717        3,331,620
      General and administrative expenses                               796,019          718,210       1,571,892        1,331,809
                                                                 ---------------  ---------------  --------------   --------------

                                                                      9,497,922        7,141,417      19,190,059       14,024,786
                                                                 ---------------  ---------------  --------------   --------------

      Operating income                                                3,264,172        2,205,917       6,212,771        4,534,275

Equity in net income (loss) of real estate joint ventures               (32,954)       1,154,565          24,919        1,768,196

Minority interests in income before extraordinary items of
  Operating Partnership                                                (801,282)        (646,276)     (1,606,721)      (1,259,582)

Other income (expense), net                                             (50,265)        (794,879)        140,718       (1,302,146)
                                                                 ---------------  ---------------  --------------   --------------

Income before extraordinary items                                     2,379,671      $ 1,919,327       4,771,687        3,740,743

Extraordinary items (Net of minority share of
  $553,463)                                                          (1,643,690)               0      (1,643,690)               0
                                                                 ---------------  ---------------  --------------   --------------

      Net income                                                      $ 735,981      $ 1,919,327     $ 3,127,997      $ 3,740,743
                                                                 ===============  ===============  ==============   ==============

Basic and diluted income (loss) per common share:

      Income before extraordinary items                                  $ 0.32           $ 0.26          $ 0.65           $ 0.51

      Extraordinary items                                                 (0.22)               -           (0.22)               -
                                                                 ---------------  ---------------  --------------   --------------

      Net income                                                         $ 0.10           $ 0.26          $ 0.43           $ 0.51
                                                                 ===============  ===============  ==============   ==============

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the Six Months Ended June 30, 2000 and 1999
                -----------------------------------------------
                                   (Unaudited)



                                                                                      Cumulative
                                                  Common                             Distributions
                                                   Stock               Additional      in Excess       Stock          Total
                                        ----------------------------    Paid-In         of Net        Purchase     Shareholders'
                                           Shares         Amount        Capital         Income         Loans          Equity
                                           ------         ------        -------         ------         -----          ------

Balance, December 31, 1999                 7,340,474       $ 73,405   $ 92,668,007   $ (5,183,136)    $ (704,168)  $ 86,854,108
    Net income                                                                          3,127,997                     3,127,997
    Dividends declared on Common Stock                                                 (5,542,062)                   (5,542,062)
    Amortization of stock purchase loans                                                                 102,084        102,084

                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, June 30, 2000                     7,340,474       $ 73,405   $ 92,668,007   $ (7,597,201)    $ (602,084)  $ 84,542,127
                                        =============  =============  =============  =============  =============  =============




                                                                                      Cumulative
                                                  Common                             Distributions
                                                   Stock               Additional      in Excess       Stock          Total
                                        ----------------------------    Paid-In         of Net        Purchase     Shareholders'
                                           Shares         Amount        Capital         Income         Loans          Equity
                                           ------         ------        -------         ------         -----          ------

Balance, December 31, 1998                 7,340,474       $ 73,405   $ 92,668,007   $ (2,435,222)    $ (908,334)  $ 89,397,856
    Net income                                                                          3,740,743                     3,740,743
    Dividends declared on Common Stock                                                 (5,542,061)                   (5,542,061)
    Amortization of stock purchase loans                                                                 102,084        102,084

                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, June 30, 1999                     7,340,474       $ 73,405   $ 92,668,007   $ (4,236,540)    $ (806,250)  $ 87,698,622
                                        =============  =============  =============  =============  =============  =============

                            See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months Ended June 30,
                      ---------------------------------
                                 (Unaudited)


                                                                                      2000               1999
                                                                                      ----               ----

Cash flow provided by operating activities:                                          $  8,195,211     $    8,078,556
                                                                               -------------------  -----------------

Cash flow from investing activities:

      Acquisitions of land, buildings and improvements                                 (2,921,234)       (10,459,280)
      Investments in and advances to real estate joint ventures                          (204,989)       (23,227,917)
      Return of investment in real estate joint venture                                 7,862,240                  -
      Collection (purchase) of secured mortgage note receivable                         2,350,000         (1,750,000)
                                                                               -------------------  -----------------

      Net cash provided by (used in) investing activities                               7,086,017        (35,437,197)
                                                                               -------------------  -----------------

Cash flow from financing activities:

      Repayment of mortgage notes payable and related costs                           (47,175,493)        (3,800,000)
      Principal amortization of mortgage notes payable                                   (502,984)          (499,418)
      Proceeds from debt financing                                                     36,836,993         32,324,718
      Dividends paid on Common Stock                                                   (5,542,062)        (5,248,443)
      Distributions to minority interests                                              (1,866,658)        (1,767,763)
                                                                               -------------------  -----------------

Net cash provided by (used in) financing activities                                   (18,250,204)        21,009,094
                                                                               -------------------  -----------------

Net (decrease) in cash and cash equivalents                                            (2,968,976)        (6,349,547)
Cash and cash equivalents, beginning of period                                          3,183,142          9,116,070
                                                                               -------------------  -----------------

Cash and cash equivalents, end of period                                                $ 214,166        $ 2,766,523
                                                                               ===================  =================

Noncash investing & financing activities:

      Acquisition of real estate accounted for at the time of purchase
            on the equity method.                                                    $ 13,754,786                $ -
                                                                               ===================  =================


      Dividends declared and paid in succeeding period                                $ 2,771,031        $ 2,771,031
                                                                               ===================  =================

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

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three and six months ended June 30, 2000 and 1999.

3. Dividends on Common Stock

         The Company declared dividends on its Common Stock for the six months ended June 30, 2000 and 1999 as follows:


                                                                    Record     Date of       Amount
         Date of Declaration                                         Date      Payment      Per Share
         -------------------                                         ----      -------      ---------

                 2000
                 ----
                    3/15/00.......................................  3/31/00   4/17/00         $.3775
                    6/15/00.......................................  6/30/00   7/17/00         $.3775

                 1999
                 ----

                    3/15/99.......................................  3/31/99   4/15/99         $.3775
                    6/15/99.......................................  6/30/99   7/15/99         $.3775



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

6.  Plan of Liquidation

         On April 28, 2000, the Company announced that it had executed various contracts pertaining to certain asset sales and a plan of liquidation authorized by a special committee of the independent members (the "Independent Committee") of its Board of Directors on April 17, 2000. Specifically, the contracts executed pertain to (i) the disposition of fifteen shopping centers comprising the Company's New York area portfolio and certain other properties to Kimco Income Operating Partnership, L.P., a private limited partnership in which Kimco Realty Corporation is a partner, for a total consideration of approximately $204 million (the "Kimco Transactions"), and (ii) the distribution of interests in four shopping center properties in Hialeah, Florida, and the sale of the Company's interests in two retail/residential redevelopment sites (having a total value of approximately $131 million), to certain limited partners (the "Unit Holders") in Philips International Realty, L.P. (the "Operating Partnership") including Mr. Philip Pilevsky, the Company's Chairman and Chief Executive Officer, in redemption of their entire interests in the Operating Partnership (the "Unit Holders' Transaction").

         The Kimco Transactions contemplate the disposition of a total of fifteen shopping centers in two transactions valued at approximately $67 million and $137 million. The $67 million transaction (the "Prior Transaction"), which comprised the sale of seven properties, closed on July 14, 2000. The $137 million transaction (the "Kimco Transaction") contemplates the purchase of the Company's interests in eight properties as part of the Company's plan of liquidation.

         The Unit Holders' Transaction contemplates, in part, the distribution of the Company's interests in the Hialeah shopping centers to the Unit Holders in redemption of all their limited partnership interests in the Operating Partnership. These limited partnership interests will be valued for the purposes of this redemption at an amount approximately equal to the $18.25 per share expected to be distributed to the Company's shareholders upon liquidation. Such valuation, when considered together with the assumption of debt encumbering the properties, will comprise fair value to the Company for the distributed assets.

         The Kimco Transaction and the Unit Holders Transaction will be submitted to the Company's stockholders for approval.

7. Extraordinary Items

         The Condensed Consolidated Statements of Income for the three and six month periods ending June 30, 2000, include an extraordinary loss representing prepayment penalties and related costs, and the write off of deferred financing costs related to the repayment of certain mortgage loans, partially offset by an extraordinary gain related to the repayment of a note payable at a discount.

8.Subsequent Event

         On July 14, 2000, certain subsidiaries of Philips International Realty Corp., a Maryland corporation (the "Company"), sold seven (7) properties located in New York and Florida (the "Properties"), aggregating approximately 600,000 square feet, to Kimco Income Operating Partnership, L.P., a Delaware limited partnership ("Kimco"), for a total consideration of $67.3 million (the "Purchase Price"), pursuant to a Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLC, a New York limited liability company, Philips Henry, LLC, a New York limited liability company, Philips Shopping Center Fund, L.P., a Delaware limited partnership, and Philips Lake Mary Associates, L.P., a Delaware limited partnership, and Kimco (the "Purchase and Sale Agreement"). The Purchase Price was comprised of $51.0 million in cash and mortgage debt assumption of $16.3 million. The Properties included four (4) New York shopping centers (Walgreens at Freeport, Munsey Park, Yonkers and Glen Cove) and three (3) in Florida (Key Largo, Orlando and Lake Mary).

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

Results of Operations

         The following discussion compares the results of property operations of the Company for the three and six months ended June 30, 2000, and June 30, 1999.

         During July 1999, the Company acquired nine shopping center properties anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in six states. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in these properties and reported its investment on the equity method of accounting. During the first quarter 2000, the Company acquired the minority interests in two additional shopping center properties previously accounted for under the equity method of accounting. The accompanying Condensed Consolidated Statement of Income for the three and six months ended June 30, 2000 reports the operations of these eleven properties on a consolidated basis. Consequently, the acquisition of these properties gives rise to significant changes when comparing the Company's results of operations for the three and six months ended June 30, 2000, to the three and six months ended June 30, 1999.

Comparison of Three Months Ended June 30, 2000 and 1999

         Revenues from rental property increased $3,415,000 or 36.5% to $12,762,000 for the quarter ended June 30, 2000, as compared with $9,347,000 for the quarter ended June 30, 1999. This net increase includes growth in base rental revenues associated with higher rent levels achieved on new and renewal leases and the acquisition of eleven shopping center properties as discussed above.

         Property operating expenses increased $432,000 from $1,067,000 for the quarter ended June 30, 1999, to $1,499,000 for the quarter ended June 30, 2000. This net increase reflects increased expenses associated with the acquisition of eleven shopping center properties offset by management's efforts to reduce operating expenses at existing properties. Property real estate taxes increased by approximately $360,000 to $1,789,000 for the quarter ended June 30, 2000, as compared with $1,429,000 for the corresponding period in 1999, reflecting the acquisition of the eleven shopping center properties, and the effect of increased assessments associated with property expansions and renovations.

         Management fees remained constant at approximately 3% of gross revenues for the quarters ended June 30, 2000, and 1999, as provided for in the Management Agreement.

         Interest charges increased $1,402,000 to $3,341,000 for the quarter ended June 30, 2000, as compared with $1,939,000 for the quarter ended June 30, 1999, due to interest costs on borrowings to fund the acquisition of eleven shopping center properties, combined with the effect of higher rates on variable rate debt.

         Depreciation and amortization expenses decreased $12,000 to $1,708,000 for the quarter ended June 30, 2000, as compared with $1,720,000 for the quarter ended June 30, 1999. The net decrease reflects the suspension of depreciation and amortization related to the seven properties sold to Kimco on July 14, 2000 (see Note 6), since these assets were considered to be held for sale. This decrease was substantially offset by the depreciation and amortization of capital expenditures associated with the renovation and retenanting of properties in the portfolio and the acquisition of eleven shopping center properties.

         Equity in net income (loss) of real estate joint ventures declined between periods as the Company now reports the operating results of eleven shopping center properties discussed above on a consolidated basis.

         Other income (expense), net for the three months ended June 30, 1999, was comprised primarily of interest expense related to borrowings to acquire certain joint venture investments which are now wholly owned properties.

Comparison of Six Months Ended June 30, 2000, and 1999

         Revenues from rental property increased $6,844,000 or 36.9% to $25,403,000 for the six months ended June 30, 2000, as compared with $18,559,000 for the six months ended June 30, 1999. The net increase is largely due to growth in base rental revenues associated with the leasing of available premises in the portfolio, higher rent levels achieved on new and renewal leases, and the acquisition of eleven shopping center properties.

         Property operating expenses increased $837,000 from $2,224,000 for the six months ended June 30, 1999 to $3,061,000 for the six months ended June 30, 2000. This net increase reflects increased expenses associated with the acquisition of eleven shopping center properties partially offset by moderate decreases in certain seasonal operating expenses. Property real estate taxes increased by approximately $737,000 between the corresponding periods, reflecting the acquisition of eleven shopping center properties and the effect of increased assessments associated with property expansions and renovations.

         Management fees remained constant at approximately 3% of gross revenues for the six months ended June 30, 2000, and 1999, as provided for in the Management Agreement.

         Interest charges increased $2,748,000 to $6,494,000 for the six months ended June 30, 2000, as compared with $3,746,000 for the six months ended June 30, 1999, due to interest costs on borrowings to fund the acquisition of eleven shopping center properties, combined with the effect of higher interest rates on variable rate debt.

         Depreciation and amortization expenses increased $405,000 to $3,737,000 for the six months ended June 30, 2000, as compared with $3,332,000 for the six months ended June 30, 1999. This increase reflects the depreciation and amortization of capital expenditures associated with the renovation and retenanting of properties in the portfolio and the acquisition of eleven shopping center properties, partially offset by the suspension of depreciation and amortization charges relating to the seven properties sold on July 14, 2000, as discussed above.

         Other income (expense), net for the six months ended June 30, 1999, was comprised primarily of interest expense related to borrowings to acquire certain joint venture investments which are now wholly owned properties. Other income (expense), net for the six months ended June 30, 2000, included approximately $600,000 representing the amount collected on a mortgage note receivable in excess of the cost thereof, and approximately ($300,000) of certain costs incurred in connection with the evaluation of strategic alternatives which occurred in the first quarter.

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

         Since completion of its initial public stock offering, the Company has financed the acquisition of interests in fifteen real estate properties with borrowings under its revolving line of credit, assumed property indebtedness and the placement of new mortgage financing. Indebtedness outstanding at June 30, 2000, totaled $173.1 million, and was comprised of $53.3 million fixed rate mortgage debt with a weighted average interest rate and remaining term to maturity of 7.5% and 5.5 years, respectively, and $119.8 million in borrowings under the Company's line of credit.

         The combined aggregate principal maturities of mortgages and notes payable outstanding as of June 30, 2000, are as follows:


                                                   Fixed Rate Obligations         Variable Rate Obligations
                                                   ----------------------         -------------------------


                                                               Amount                           Amount
                                                   Rate        (000's)             Rate         (000's)
                                                   ----       --------             ----        ---------

         7/2000-12/2000.....................       7.47%      $    310             8.41%       $119,837
         2001...............................       7.49%           678               --            --
         2002...............................       7.48%        12,251               --            --
         2003...............................       7.38%        24,651               --            --
         2004...............................       7.63%           283               --            --
          Thereafter........................       7.88%        15,152               --            --

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

         The Company expects to meet its long-term liquidity requirements, such as property acquisition and development,scheduled debt maturities, renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities.

         Upon consummation of its public stock offering, the Company entered into a revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. In April, 2000 the credit facility was increased to approximately $120 million. Borrowings under the credit facility bear interest at rates ranging from 1.25% to 1.75% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling $119.8 million at June 30, 2000, are secured by certain shopping center properties with recourse to the Company.

Recent Accounting Pronouncements

         In December 1999, the SEC staff issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company will be required to adopt SAB 101 no later than the fourth quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The adoption of SAB is not expected to have a material effect on the Company's results of operations or financial position.

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

         Funds from Operations (FFO), a widely accepted measure of REIT performance, increased 6.4% to $4.9 million, for the three months ended June 30, 2000, as compared to $4.6 million, for the three months ended June 30, 1999. FFO for the six months ended June 30, 2000, totaling $10.2 million, increased 14.3% over the corresponding period in 1999.




                                                                                Calculation of Funds From Operations
                                                                                           (In thousands)
                                                                           Three Months Ended             Six Months Ended
                                                                              June 30, 2000                 June 30, 2000
                                                                           ------------------             ----------------


Net income                                                                     $  736                        $   3,128

Extraordinary items (Net of minority share of $553,463)(1)                      l,644                            1,644

Minority interests in income before extraordinary items of
Operating Partnership                                                             801                            1,606

Depreciation and amortization                                                   1,708                            3,737

Adjustment for unconsolidated joint ventures                                       30                               60
                                                                             --------                         --------

Funds from Operations                                                         $ 4,919                         $ 10,175
                                                                             ========                         ========

Distributions                                                                 $ 3,704                         $  7,408
                                                                             ========                         ========


Payout ratio                                                                   75.3%                            72.8%
                                                                               =====                            =====



     (1) Represent net costs incurred in connection with repayment of mortgages and notes payable.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits


EXHIBIT INDEX

Exhibit
Number             Description

2.1                Plan of Liquidation and Dissolution of the Company (filed as exhibit 2.1 to the Company's Current
                   Report on Form 8-K dated April 28, 2000, and incorporated herein by reference)
3.1                Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current
                   Report on Form 8-K dated December 31, 1997, and incorporated herein by reference)
3.2                Articles Supplementary dated July 27, 1999, (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K
                   dated July 15, 1999, and incorporated herein by reference)
3.3                Third Amended and Restated By-Laws of the Company dated July 27, 1999, (filed as Exhibit 3.2 to the Company's
                   Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
4.1                Shareholder Rights Agreement, dated as of June 30, 1999, between the Company and BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
4.2                Amendment No. 1, dated July 27, 1999, to Shareholder Rights Agreement dated as of March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current
                   Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
4.3                Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 4.2 to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.1               Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit
                   10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975, and incorporated herein by reference)
10.2               First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
                   (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.3               Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the
                   Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4,
                   Registration No. 333-41431, and incorporated herein by reference)
10.4               Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating
                   Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the Company's Form 10-K for the
                   year ended December 31, 1997, and incorporated herein by reference)
10.5               Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating
                   Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
10.6               Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit
                   10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)
10.7               Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as Exhibit
                   10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference)
10.8               Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLC, a New York limited liability company, Philips Henry, LLC, a New York limited liability company, Philips Shopping
                   Center Fund, L.P., a Delaware limited partnership, and Philips Lake Mary Associates, L.P., a Delaware limited partnership, and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.9               Redemption Agreement dated as of April 27, 2000, by and among the Operating Partnership and Philip Pilevsky
                   (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorported herein by reference).
10.10              Asset Contribution, Purchase and Sale Agreement dated as of April 28, 2000, by and among the Company, the
                   Operating Partnership, Certain Affiliated Parties Signatory Thereto, KIR Acquisition, LLC, a Delaware limited liability company and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
                   10.3 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.11              Amended and Restated Redemption Agreement dated as of April 27, 2000, by and among Philips International Realty,
                   L.P., a Delaware limited partnership, and Philip Pilevsky (filed as exhibit 10.1 to the Company's Current
                   Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.12              Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a  Delaware limited partnership, and Allen Pilevsky (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.13              Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a  Delaware limited partnership, and Fred Pilevsky (filed as exhibit 10.3 to the Company's Current Report on Form 8-K dated
                   April 28, 2000, and incorporated herein by reference).
10.14              Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a  Delaware limited partnership, and SL Florida LLC, a Delaware limited liability company (filed as exhibit 10.4 to the
                   Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.15              First Amendment to Asset Contribution, Purchase and Sale Agreement dated as of May 31, 2000, by and among Philips
                   International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating Partnership,
                   L.P., a Delaware limited partnership (filed as exhibit 10.5 to the Company's Current Report on Form 8-K dated
                   April 28, 2000, and incorporated herein by reference).
10.16              Second Amendment to Asset Contribution, Purchase and Sale Agreement dated as of June 15, 2000, by and among
                   Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating
                   Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.6 to the Company's Current Report on
                   Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.17              Third Amendment to Asset Contribution, Purchase and Sale Agreement dated as of June 20, 2000, by and among
                   Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating
                   Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.7 to the Company's Current Report on
                   Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.18              Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by 1517-25 Third, L.P., a
                   New York limited partnership, Philip Pilevsky, SL Florida LLC, a Delaware limited liability company,
                   Allen Pilevsky and Fred Pilevsky (filed as exhibit 10.8 to the Company's Current Report on Form 8-K dated
                   April 28, 2000, and incorporated herein by reference).
10.19              Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by Philips International Realty,
                   L.P., a Delaware limited partnership, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky
                   (filed as exhibit 10.9 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
27.1*              Financial Data Schedule

* filed herewith

                    (b)       Reports on Form 8-K


                           During the second quarter 2000, the Company filed a report on Form 8-K dated April 28, 2000, reporting under Item 5 that the Company and certain of its subsidiaries entered into certain agreements relating to the disposition of certain assets and the other transactions disclosed in the press releases of the Company dated April 17, 2000 and April 28, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHILIPS INTERNATIONAL REALTY CORP.

                               /s/ Philip Pilevsky

August 14, 2000                Philip Pilevsky
                               Chairman of the Board and Chief Executive Officer

                               /s/ Carl Kraus

August 14, 2000                Carl Kraus
                               Chief Financial Officer


EXHIBIT INDEX

Exhibit
Number             Description

2.1                Plan of Liquidation and Dissolution of the Company (filed as exhibit 2.1 to the Company's Current
                   Report on Form 8-K dated April 28, 2000, and incorporated herein by reference)
3.1                Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current
                   Report on Form 8-K dated December 31, 1997, and incorporated herein by reference)
3.2                Articles Supplementary dated July 27, 1999, (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K
                   dated July 15, 1999, and incorporated herein by reference)
3.3                Third Amended and Restated By-Laws of the Company dated July 27, 1999, (filed as Exhibit 3.2 to the Company's
                   Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
4.1                Shareholder Rights Agreement, dated as of June 30, 1999, between the Company and BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
4.2                Amendment No. 1, dated July 27, 1999, to Shareholder Rights Agreement dated as of March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current
                   Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
4.3                Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 4.2 to the Company's
                   Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.1               Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit
                   10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975, and incorporated herein by reference)
10.2               First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership
                   (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.3               Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the
                   Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4,
                   Registration No. 333-41431, and incorporated herein by reference)
10.4               Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating
                   Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the Company's Form 10-K for the
                   year ended December 31, 1997, and incorporated herein by reference)
10.5               Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating
                   Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
10.6               Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit
                   10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)
10.7               Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as Exhibit
                   10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference)
10.8               Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLC, a New York limited liability company, Philips Henry, LLC, a New York limited liability company, Philips Shopping
                   Center Fund, L.P., a Delaware limited partnership, and Philips Lake Mary Associates, L.P., a Delaware limited partnership, and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.9               Redemption Agreement dated as of April 27, 2000, by and among the Operating Partnership and Philip Pilevsky
                   (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorported herein by reference).
10.10              Asset Contribution, Purchase and Sale Agreement dated as of April 28, 2000, by and among the Company, the
                   Operating Partnership, Certain Affiliated Parties Signatory Thereto, KIR Acquisition, LLC, a Delaware limited liability company and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
                   10.3 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.11              Amended and Restated Redemption Agreement dated as of April 27, 2000, by and among Philips International Realty,
                   L.P., a Delaware limited partnership, and Philip Pilevsky (filed as exhibit 10.1 to the Company's Current
                   Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.12              Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a  Delaware limited partnership, and Allen Pilevsky (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.13              Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a  Delaware limited partnership, and Fred Pilevsky (filed as exhibit 10.3 to the Company's Current Report on Form 8-K dated
                   April 28, 2000, and incorporated herein by reference).
10.14              Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a  Delaware limited partnership, and SL Florida LLC, a Delaware limited liability company (filed as exhibit 10.4 to the
                   Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.15              First Amendment to Asset Contribution, Purchase and Sale Agreement dated as of May 31, 2000, by and among Philips
                   International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating Partnership,
                   L.P., a Delaware limited partnership (filed as exhibit 10.5 to the Company's Current Report on Form 8-K dated
                   April 28, 2000, and incorporated herein by reference).
10.16              Second Amendment to Asset Contribution, Purchase and Sale Agreement dated as of June 15, 2000, by and among
                   Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating
                   Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.6 to the Company's Current Report on
                   Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.17              Third Amendment to Asset Contribution, Purchase and Sale Agreement dated as of June 20, 2000, by and among
                   Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating
                   Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.7 to the Company's Current Report on
                   Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.18              Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by 1517-25 Third, L.P., a
                   New York limited partnership, Philip Pilevsky, SL Florida LLC, a Delaware limited liability company,
                   Allen Pilevsky and Fred Pilevsky (filed as exhibit 10.8 to the Company's Current Report on Form 8-K dated
                   April 28, 2000, and incorporated herein by reference).
10.19              Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by Philips International Realty,
                   L.P., a Delaware limited partnership, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky
                   (filed as exhibit 10.9 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
27.1*              Financial Data Schedule

* filed herewith