Form 10-Q
period 2000-09-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2000-11-14
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

7,340,474 shares outstanding as of October 31, 2000.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

                                Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000
                                and 1999

                                Condensed Consolidated  Statements of Shareholders' Equity for the Nine Months Ended September 30,
                                2000 and 1999

                                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                                September 30, 2000 and 1999

                                Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,          December 31,
                                                                                         2000                  1999
                                                                                      --------------          -------------
                                                                                     (Unaudited)             (Note 1)
                                                                                       (Note 6)
                          ASSETS

Rental properties - net                                                                $ 212,435,124          $ 261,630,620
Investments in and advances to real estate joint ventures                                  3,762,603             25,134,060
Cash and cash equivalents                                                                 38,602,639              3,183,142
Accounts receivable                                                                        8,423,014              7,445,972
Deferred charges and prepaid expenses                                                      5,836,915              4,934,190
Other assets                                                                               1,255,211              4,222,373
                                                                                      --------------          -------------

Total Assets                                                                           $ 270,315,506          $ 306,550,357
                                                                                       =============          =============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Mortgages and notes payable                                                      $ 147,253,319          $ 181,955,221
      Accounts payable and accrued expenses                                                4,469,047              2,980,303
      Dividends payable                                                                            -              2,771,031
      Other liabilities                                                                    1,988,771              1,897,998
                                                                                      --------------          -------------
Total Liabilities                                                                        153,711,137            189,604,553
                                                                                      --------------          -------------
Minority interests in Operating Partnership                                               29,268,492             30,091,696
                                                                                      --------------          -------------
Shareholders' Equity
      Preferred Stock, $.01 par value; 30,000,000 shares authorized;
            no shares issued and outstanding                                                                           -  -
      Common Stock, $.01 par value; 150,000,000 shares authorized;
            7,340,474 shares issued and outstanding                                           73,405                 73,405
      Additional paid in capital                                                          92,668,007             92,668,007
      Cumulative distributions in excess of net income                                    (4,854,493)            (5,183,136)
                                                                                      --------------          -------------
                                                                                          87,886,919             87,558,276
      Stock purchase loans receivable                                                       (551,042)              (704,168)
                                                                                      --------------          -------------
Total Shareholders' Equity                                                                87,335,877             86,854,108
                                                                                      --------------          -------------
Total Liabilities and Shareholders' Equity                                             $ 270,315,506          $ 306,550,357
                                                                                       =============          =============


                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------

                                                                      2000               1999            2000            1999
                                                                  ------------       ------------    ------------    ------------

Revenues from rental property                                     $ 10,304,014       $ 11,922,312    $ 35,706,844    $ 30,481,373
                                                                  ------------       ------------    ------------    ------------

Expenses:
      Operating expenses                                             1,375,855          1,346,478       4,437,033       3,570,738
      Real estate taxes                                              1,575,513          1,779,984       5,159,848       4,627,267
      Management fees to affiliates                                    317,233            341,891       1,059,361         885,226
      Interest expense                                               2,978,312          2,844,238       9,472,121       6,590,717
      Depreciation and amortization                                  1,709,710          1,946,279       5,446,427       5,277,899
      General and administrative expenses                              804,162            733,777       2,376,054       2,065,586
                                                                  ------------       ------------    ------------    ------------
                                                                     8,760,785          8,992,647      27,950,844      23,017,433
                                                                  ------------       ------------    ------------    ------------
      Operating income                                               1,543,229          2,929,665       7,756,000       7,463,940

Equity in net income (loss) of real estate joint ventures              (14,338)           302,697          10,581       2,070,893

Minority interests in income before gain on sale of
 shopping center properties and extraordinary items
 of Operating Partnership                                             (523,007)          (756,602)     (2,129,728)     (2,016,184)

Other income (expense), net                                            547,352           (228,783)        688,070      (1,530,929)
                                                                  ------------       ------------    ------------    ------------
Income before gain on sale of shopping center properties and
 extraordinary items                                                 1,553,236          2,246,977       6,324,923       5,987,720

Gain on sale of shopping center properties (net of minority
 share of $400,518)                                                   1,189,472              0        1,189,472                 0
                                                                  ------------       ------------    ------------    ------------

Income before before extraordinary items                             2,742,708          2,246,977       7,514,395       5,987,720

Extraordinary items (net of minority share of $553,463)                      0                  0      (1,643,690)              0
                                                                  ------------       ------------    ------------    ------------
      Net income                                                  $  2,742,708       $  2,246,977    $  5,870,705    $  5,987,720
                                                                  ============       ============    ============    ============

Basic and diluted income (loss) per common share:
      Income before extraordinary items                                 $ 0.37             $ 0.31          $ 1.02          $ 0.82

      Extraordinary items                                                    -                  -           (0.22)              -
                                                                  ------------       ------------    ------------    ------------
      Net income                                                        $ 0.37             $ 0.31          $ 0.80          $ 0.82
                                                                  ============       ============    ============    ============

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                         Cumulative
                                                    Common                              Distributions
                                                    Stock                Additional      in Excess      Stock          Total
                                           -----------------------        Paid-In         of Net       Purchase     Shareholders'
                                              Shares      Amount         Capital          Income        Loans          Equity
                                              ------      ------         -------          ------        -----          ------
Balance, December 31, 1999                  7,340,474     $ 73,405    $ 92,668,007    $ (5,183,136)  $ (704,168)   $ 86,854,108
     Net income                                                                          5,870,705                    5,870,705
     Dividends declared on Common Stock                                                 (5,542,062)                  (5,542,062)
     Amortization of stock purchase loans                                                               153,126         153,126
                   --- ----                 ---------     --------    ------------    ------------   ----------    ------------
Balance, September 30, 2000                 7,340,474     $ 73,405    $ 92,668,007    $ (4,854,493)  $ (551,042)   $ 87,335,877
                                            =========     ========    ============    ============   ==========    ============

                                                                                         Cumulative
                                                    Common                              Distributions
                                                    Stock                Additional      in Excess       Stock          Total
                                           -----------------------        Paid-In         of Net       Purchase     Shareholders'
                                              Shares      Amount         Capital          Income        Loans          Equity
                                              ------      ------         -------          ------        -----          ------

Balance, December 31, 1998                  7,340,474     $ 73,405    $ 92,668,007    $ (2,435,222)  $ (908,334)   $ 89,397,856
     Net income                                                                          5,987,720                    5,987,720
     Dividends declared on Common Stock                                                 (8,313,093)                  (8,313,093)
     Amortization of stock purchase loans                                                               153,126         153,126
                   --- ----                 ---------     --------    ------------    ------------   ----------    ------------
Balance, September 30, 1999                 7,340,474     $ 73,405    $ 92,668,007    $ (4,760,595)  $ (755,208)   $ 87,225,609
                                            =========     ========    ============    ============   ==========    ============

                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30,
                                  (Unaudited)

                                                                                    2000                  1999
                                                                                    ----                  ----

Cash flow provided by operating activities:                                     $ 12,692,767         $ 12,137,917
                                                                                ------------         ------------

Cash flow from investing activities:
      Proceeds from sale of shopping center properties                            50,353,769                    -
      Acquisitions of land, buildings and improvements                            (6,052,769)         (39,503,813)
      Investments in and advances to real estate joint ventures                     (220,651)          (8,709,523)
      Return of investment in real estate joint venture                            7,862,240                    -
      Collection (purchase) of secured  mortgage note receivable                   2,350,000           (1,750,000)
                                                                                ------------         ------------
      Net cash provided by (used in) investing activities                         54,292,589          (49,963,336)
                                                                                ------------         ------------
Cash flow from financing activities:

      Repayment of mortgage notes payable and related costs                      (59,183,423)          (3,800,000)
      Principal amortization of mortgage notes payable                              (606,349)            (771,338)
      Proceeds from debt financing                                                39,336,993           47,024,718
      Dividends paid on Common Stock                                              (8,313,093)          (8,019,474)
      Distributions to minority interests                                         (2,799,987)          (2,701,092)
                                                                                ------------         ------------
Net cash provided by (used in) financing activities                              (31,565,859)          31,732,814
                                                                                ------------         ------------
Net increase (decrease) in cash and cash equivalents                              35,419,497           (6,092,605)
Cash and cash equivalents, beginning of period                                     3,183,142            9,116,070
                                                                                ------------         ------------
Cash and cash equivalents, end of period                                        $ 38,602,639         $  3,023,465
                                                                                ============         ============

Noncash investing & financing activities:

      Acquisition of real estate accounted for at the time of purchase
            on the equity method.                                               $ 13,754,786         $ 19,461,901
                                                                                ============         ============
      Assumption of debt by purchaser of properties                             $ 16,297,880                    -
                                                                                ============

      Dividends declared and paid in succeeding period                                   $ -          $ 2,771,031
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

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three and nine months ended September 30, 2000 and 1999.

3. Dividends on Common Stock

         The Company declared dividends on its Common Stock for the nine months ended September 30, 2000 and 1999 as follows:

                                                   Record     Date of   Amount
              Date of Declaration                   Date      Payment  Per Share
              -------------------                   ----      -------  ---------
                 2000
                 ----
                    3/15/00....................... 3/31/00     4/17/00   $.3775
                    6/15/00....................... 6/30/00     7/17/00   $.3775

                 1999
                 ----
                    3/15/99....................... 3/31/99     4/15/99   $.3775
                    6/15/99....................... 6/30/99     7/15/99   $.3775
                    9/15/99....................... 9/30/99    10/15/99   $.3775

         In lieu of the third quarter 2000 dividend and subsequent regular quarterly dividends, two or more liquidating distributions will be made as soon as practicable to stockholders pursuant to the plan of liquidation. (See footnote 6).

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

6.  Plan of Liquidation

         On April 28, 2000, the Company announced that it had executed various contracts pertaining to certain asset sales and a plan of liquidation authorized by a special committee of the independent members (the "Independent Committee") of its Board of Directors on April 17, 2000. Specifically, the contracts executed pertain to (i) the disposition of fifteen shopping centers comprising the Company's New York area portfolio and certain other properties to the Kimco Income Operating Partnership, L.P., a private limited partnership in which Kimco Realty Corporation is a partner, for a total consideration of approximately $204 million (the "Kimco Transactions"), and (ii) the distribution of interests in four shopping center properties in Hialeah, Florida, and the sale of the Company's interests in two retail/residential redevelopment sites (having a total value of approximately $131 million), to certain limited partners (the "Unit Holders") in Philips International Realty, L.P. (the "Operating Partnership") including Mr. Philip Pilevsky, the Company's Chairman and Chief Executive Officer, in redemption of their entire interests in the Operating Partnership (the "Unit Holders' Transaction").

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

         The Unit Holders' Transaction contemplates, in part, the distribution of the Company's interests in the Hialeah shopping centers to the Unit Holders in redemption of all their limited partnership interests in the Operating Partnership. These limited partnership interests will be valued for the purposes of this redemption at an amount approximately equal to the $18.25 per share expected to be distributed to the Company's shareholders upon liquidation. In the opinion of mangement, such valuation, when considered together with the assumption of debt encumbering the properties, will comprise fair value to the Company for the distributed assets.

         The plan of liquidation, which includes the Kimco Transaction and the Unit Holders Transaction, was approved by the stockholders of the Company at a special meeting on October 10, 2000.

7. Extraordinary Items

         The Condensed Consolidated Statement of Income for the nine month period ending September 30, 2000, includes an extraordinary loss representing prepayment penalties and related costs, and the write off of deferred financing costs related to the repayment of certain mortgage loans, partially offset by an extraordinary gain related to the repayment of a note payable at a discount.

8.  Disposition of Rental Properties

         On July 14, 2000, certain subsidiaries of Philips International Realty Corp., a Maryland corporation (the "Company"), sold seven (7) properties located in New York and Florida (the "Properties"), aggregating approximately 600,000 square feet, to Kimco Income Operating Partnership, L.P., a Delaware limited partnership ("Kimco"), for a total consideration of $67.3 million (the "Purchase Price"), pursuant to a Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLC, a New York limited liability company, Philips Henry, LLC, a New York limited liability company, Philips Shopping Center Fund, L.P., a Delaware limited partnership, and Philips Lake Mary Associates, L.P., a Delaware limited partnership, and Kimco (the "Purchase and Sale Agreement"). The Purchase Price was comprised of $51.0 million in cash and mortgage debt assumption of $16.3 million. The Properties included four (4) New York shopping centers (Walgreens at Freeport, Munsey Park, Yonkers and Glen Cove) and three (3) in Florida (Key Largo, Orlando and Lake Mary). The sale of these seven properties resulted in a gain of $1.2 million, net of $.4 million of minority interest.

9. Subsequent Event

         On October 2, 2000, a class action was filed in the United States District Court for the Southern District of New York against the Company and its directors. The complaint alleged a number of improprieties concerning the pending plan of liquidation of the Company. The Company believes that the asserted claims are without merit, and will defend such action vigorously. On November 9, 2000, the Court, ruling from the bench, denied the plaintiff's motion for a preliminary injunction.

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

           On April 28, 2000, the Company announced it had executed various contracts pertaining to certain asset sales and a plan of liquidation authorized by a special committee of the independent members of its Board of Directors on April 17, 2000. On October 10, 2000, the plan of liquidation was approved by the stockholders of the Company at a special meeting. See Note 6 to the accompanying Condensed Consolidated Financial Statements. Discussion regarding the Company's investment and operating strategy, liquidity and capital resources and dividends and other future plans throughout this report should be read giving appropriate consideration to these pending transactions.

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

Results of Operations

         The following discussion compares the results of property operations of the Company for the three and nine months ended September 30, 2000, and September 30, 1999.

         During July 1999, the Company acquired nine shopping center properties anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in six states. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in these properties and reported its investment on the equity method of accounting. During the first quarter 2000, the Company acquired the minority interests in two additional shopping center properties previously accounted for under the equity method of accounting. The accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2000 report the operations of these eleven properties on a consolidated basis. Consequently, the acquisition of these properties gives rise to significant changes when comparing the Company's results of operations for the three and nine months ended September 30, 2000, to the three and nine months ended September 30, 1999.

         On July 14, 2000, the Company sold seven properties to "Kimco" (see
Note 8). The sale of these properties gives rise to significant changes when comparing the Company's Results of Operations for the three and nine months ended September 30, 2000, to the three and nine months ended September 30, 1999.

Comparison of Three Months Ended September 30, 2000 and 1999

         Revenues from rental property decreased $1,618,000 to $10,304,000 for the quarter ended September 30, 2000, as compared with $11,922,000 for the quarter ended September 30, 1999. This net decrease is primarily attributable to the sale of seven properties on July 14, 2000.

         Property operating expenses increased $30,000 from $1,346,000 for the quarter ended September 30, 1999, to $1,376,000 for the quarter ended September 30, 2000. The net increase reflects higher operating expenses from existing properties partially offset by a reduction attributable to the sale of seven properties on July 14, 2000. Property real estate taxes decreased by approximately $204,000 to $1,576,000 for the quarter ended September 30, 2000, as compared with $1,780,000 for the corresponding period in 1999, due to the sale of seven properties on July 14, 2000.

         Management fees remained constant at approximately 3% of gross revenues for the quarters ended September 30, 2000, and 1999, as provided for in the Management Agreement.

         Interest charges increased $134,000 to $2,978,000 for the quarter ended September 30, 2000, as compared with $2,844,000 for the quarter ended September 30, 1999, due to higher rates and outstanding balances on variable rate debt, partially offset by the reduction of fixed rate debt derived from the sale of the seven properties on July 14, 2000.

         Depreciation and amortization expenses decreased $236,000 to $1,710,000 for the quarter ended September 30, 2000, as compared with $1,946,000 for the quarter ended September 30, 1999. The net decrease is related to the seven properties sold on July 14, 2000.

         Equity in net income (loss) of real estate joint ventures declined between periods as the Company now reports the operating results of eleven shopping center properties discussed above on a consolidated basis.

         Other income (expense) net for the three months ended September 30, 1999, was comprised primarily of interest expense related to borrowings to acquire certain joint venture investments which are now wholly owned properties, while the income in 2000 was primarily interest from short term investments.

Comparison of Nine Months Ended September 30, 2000, and 1999

         Revenues from rental property increased $5,226,000 to $35,707,000 for the nine months ended September 30, 2000, as compared with $30,481,000 for the nine months ended September 30, 1999. The net increase is largely due to the acquisition of eleven shopping center properties, partially offset by a reduction attributable to the sale of seven properties on July 14, 2000.

         Property operating expenses increased $866,000 from $3,571,000 for the nine months ended September 30, 1999 to $4,437,000 for the nine months ended September 30, 2000. This net increase reflects increased expenses associated with the acquisition of eleven shopping center properties offset by a reduction attributable to the sale of seven properties on July 14, 2000. Property real estate taxes increased by approximately $533,000 between the corresponding periods, reflecting the acquisition of eleven shopping center properties, offset by the reduction attributable to the sale of seven properties on July 14, 2000.

         Management fees remained constant at approximately 3% of gross revenues for the nine months ended September 30, 2000, and 1999, as provided for in the Management Agreement.

         Interest charges increased $2,881,000 to $9,472,000 for the nine months ended September 30, 2000, as compared with $6,591,000 for the nine months ended September 30, 1999, due to interest costs on borrowings to fund the acquisition of eleven shopping center properties, combined with the effect of higher interest rates on variable rate debt, and partially offset by the reduction of fixed rate debt derived from the sale of the seven properties on July 14, 2000.

         Depreciation and amortization expenses increased $168,000 to $5,446,000 for the nine months ended September 30, 2000, as compared with $5,278,000 for the nine months ended September 30, 1999. This increase is due to the acquisition of eleven shopping center properties, partially offset by the reduction from the sale of the seven properties sold on July 14, 2000.

         Other income (expense), net for the nine months ended September 30, 1999, was comprised primarily of interest expense related to borrowings to acquire certain joint venture investments which are now wholly owned properties. Other income (expense), net for the nine months ended September 30, 2000, included the amount collected on a mortgage note receivable in excess of the cost thereof, partially offset by certain costs incurred in connection with the evaluation of strategic alternatives which occurred in the first quarter, and interest income from short term investments.

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

         Since completion of its initial public stock offering, the Company has financed the acquisition of interests in fifteen real estate properties with borrowings under its revolving line of credit, assumed property indebtedness and the placement of new mortgage financing. Indebtedness outstanding at September 30, 2000, totaled $147.3 million, and was comprised of $37.0 million fixed rate mortgage debt with a weighted average interest rate and remaining term to maturity of 7.4% and 2.6 years, respectively, and $110.3 million in borrowings under the Company's line of credit.

         The combined aggregate principal maturities of mortgages and notes payable outstanding as of September 30, 2000, are as follows:


                                                   Fixed Rate Obligations         Variable Rate Obligations
                                                   ----------------------         -------------------------

                                                               Amount                                 Amount
                                                   Rate          (000's)          Rate                (000's)
                                                   ----          -------          ----                -------
         10/2000-12/2000....................       7.42%        $   105           --                    --
         2001...............................       7.41%            441          7.96%                $110,337
         2002...............................       7.48%         11,995           --                    --
         2003...............................       7.38%         24,375           --                    --
                                                                -------                               --------
                                            Totals              $36,916                               $110,337
                                                                =======                               ========

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

         Upon consummation of its public stock offering, the Company entered into a revolving credit facility with a financial services institution to finance acquisition, redevelopment and development activities and for general corporate purposes. In April 2000 the credit facility was increased to approximately $120 million. Borrowings under the credit facility bear interest at rates ranging from 0.75% to 1.50% over the 30-day London Interbank Offered Rate ("LIBOR") based on the Company's total indebtedness outstanding relative to total assets, as defined. The availability of funds under the credit facility will be subject to the Company's compliance with a number of customary financial and other covenants. Borrowings under the credit facility, totaling $110.3 million at September 30, 2000, are secured by certain shopping center properties with recourse to the Company.

Recent Accounting Pronouncements

         In December 1999, the SEC staff issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company will be required to adopt SAB 101 no later than the fourth quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The adoption of the SAB is not expected to have a material effect on the Company's results of operations or financial position.

         On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS-133). "SFAS-133" is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, which was deferred until June 30, 2000 as a result of the promulgation of SFAS-137, and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to the Company's limited use of derivative instruments, the adoption of SFAS-133 will not have a significant effect on the Company's results of operations or its financial condition.

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

         Funds from Operations (FFO), a widely accepted measure of REIT performance, decreased to $3.8 million, for the three months ended September 30, 2000, as compared to $5.0 million, for the three months ended September 30, 1999. FFO for the nine months ended September 30, 2000, totaling $14.0 million, was the same as the corresponding period in 1999.

                                                                                   Calculation of Funds From Operations
                                                                                             (In thousands)
                                                                             Three Months Ended             Nine Months Ended
                                                                             September 30, 2000             September 30, 2000
                                                                             ------------------             ------------------

Net income                                                                       $ 2,743                        $  5,871

Gain on sale of properties (net of minority share of $400,518)                    (1,189)                         (1,189)

Extraordinary items (Net of minority share of $553,463) (1)                        - 0 -                           1,644

Minority interests in income before gain on sale of properties
and extraordinary items of Operating Partnership                                     523                           2,130

Depreciation and amortization                                                      1,710                           5,446

Adjustment for unconsolidated joint ventures                                          30                              90
                                                                                 -------                        --------

Funds from Operations                                                            $ 3,817                        $ 13,992
                                                                                 =======                        ========



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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

         On October 2, 2000, a class action was filed in the United States District Court for the Southern District of New York against the Company and its directors. On October 3, 2000, the Company was served with a complaint by the Zemel Family Trust, as part of a class of shareholders, wherein the plaintiff alleged that the Company's September 8, 2000 proxy statement soliciting shareholder votes in connection with Company's proposed plan of liquidation was false and misleading in violation of Section 14(a) of the Securities and Exchange Act of 1934 and the regulations promulgated thereunder. The plaintiff also alleged that the Company's proposed charter amendment which would allow the proposed plan of liquidation to be approved by the affirmative vote of a majority of all votes entitled to be cast by the holders of the Company's common stock, as opposed to the affirmative vote of two-thirds of all votes entitled to be cast by the holders of the Company's common stock, violated Maryland's corporation laws. The vote on the plan of liquidation and the charter amendment was scheduled to take place at a Special Meeting of the Shareholders on October 10, 2000 (the "Special Meeting").

         The day after the complaint was filed, the plaintiff served the Company with an order to show cause why a preliminary injunction should not be issued enjoining the vote on the plan of liquidation. At a conference with the Court on October 5th, the parties stipulated that the vote on the charter amendment and the plan of liquidation would proceed as scheduled. The Company agreed that if the shareholders approved the plan of liquidation it would not take steps to close the transaction until the Court was able to decide plaintiff's motion for a preliminary injunction. The Court determined that it would not consider plaintiff's request for class certification prior to a hearing on the preliminary injunction motion. A hearing on plaintiff's motion was scheduled to take place on November 1st and 6th, but was subsequently changed to November 6th and 9th. Thereafter, the parties embarked on expedited discovery. On October 10, 2000, the Special Meeting took place and the charter amendment was approved by the affirmative vote of a majority of all votes entitled to be cast by the holders of the common stock of the Company and the plan of liquidation was approved by the affirmative vote of two-thirds of all votes entitled to be cast by the holders of the common stock of the Company.

         The hearing was held on November 6th and 9th after which the Court ruled from the bench, denying plaintiff's motion for a preliminary injunction. The Court will issue a written decision which, when issued, will provide further details concerning the Court's assessment of the plaintiff's case. Technically, the plaintiff can still pursue the case, but if it prevails, will be limited to a claim for damages. At this point we do not know whether the plaintiff will continue to litigate the case, which has been narrowed considerably in the course of the proceedings on the preliminary injunction. Notwithstanding our assessment that the plaintiff's claims are completely devoid of merit, and the Court's conclusion that plaintiff is not likely to succeed on the merits even if it pursues its claims at law, we cannot rule out the possibility that the plaintiff will proceed with the litigation and seek substantial damages.

         The Company is not presently involved in any litigation other than as set forth in the preceding paragraphs, nor to its knowledge is any other litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

         On October 10, 2000, the Company held a Special Meeting of Stockholders. At the Special Meeting, the stockholders approved an amendment to the Company's charter to reduce the affirmative stockholder vote required to approve an extraordinary corporate action, such as a merger, consolidation, sale of all or substantially all of the assets or dissolution of the Company, from two-thirds to a majority of all votes entitled to be cast on the action by the holders of the stock. (5,814,661 votes were cast in favor of the charter amendment; 32,403 were voted against; 8,122 abstained; and there were 0 broker non-votes.) The stockholders also approved a plan of liquidation of the Company, pursuant to which the Company plans to (a) transfer its interests in affiliated entities that own eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that own four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members in exchange for cash and the redemption of units in the Operating Partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, currently estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. (5,835,051 votes were cast in favor of the plan of liquidation; 11,636 were voted against; 8,499 abstained; and there were 0 broker non-votes.)

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                      2.1 -      Plan of Liquidation and Dissolution of the Company (filed as exhibit 2.1 to the Company's Current Report on Form 8-K dated April
                                 28, 2000, and incorporated herein by reference)
                      3.1 -      Amended and Restated Articles of Incorporation of the Company
                                 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K
                                 dated December 31, 1997, and incorporated herein by reference)
                      3.2 -      Articles Supplementary dated July 27, 1999, (filed as Exhibit 3.1 to the Company's Current Report on
                                 Form 8-K dated July 15, 1999, and incorporated herein by reference).
                      3.3 -      Third Amended and Restated By-Laws of the Company dated July 27,
                                 1999,(filed as Exhibit 3.2 to the Company's Current Report on Form
                                 8-K dated July 15, 1999, and incorporated herein by reference)
                      4.1 -      Shareholder Rights Agreement, dated as of June 30, 1999, between the Company and BankBoston, N.A. (filed as Exhibit 4.1 to the
                                 Company's Annual Report on Form 10-K for the year ended December
                                 31, 1998, and incorporated herein by reference)
                      4.2 -      Amendment No. 1, dated July 27, 1999, to Shareholder Rights
                                 Agreement dated as of March 31, 1999, between the Company and Bank
                                 Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's
                                 Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
                      4.3 -      Articles Supplementary for Series A Junior Participating Preferred
                                 Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form
                                 10-K for the year ended December 31, 1998, and incorporated herein by reference)
                      10.1-      Amended and Restated Agreement of Limited Partnership of the
                                 Operating Partnership (filed as Exhibit 10.1 to the Company's
                                 Registration Statement on Form S-11, Registration No. 333- 47975,
                                 and incorporated herein by reference)
                      10.2-      First Amendment to the Amended and Restated Agreement of Limited
                                 Partnership of the Operating Partnership (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended
                                 December 31, 1998, and incorporated herein by reference)
                      10.3 -     Contribution and Exchange Agreement, dated August 11, 1997, among
                                 National Properties Investment Trust, the Board of Trustees, the
                                 Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the
                                 Company's Registration Statement on Form S-4, Registration No.
                                 333-41431, and incorporated herein by reference)
                      10.4-      Amended and Restated Management Agreement, dated as of March 30,
                                 1998, among the Company, the Operating Partnership and Philips
                                 International Management Corp. (Filed as Exhibit 10-8 to the
                                 Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
                      10.5-      Amended and Restated Non-Competition Agreement, dated as of March
                                 30, 1998, among the Company, the Operating Partnership, Philip
                                 Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's
                                 Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
                      10.6-      Amendment No. 1 to Contribution and Exchange Agreement, dated as of
                                 December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)
                      10.7-      Credit Agreement among the Operating Partnership and Prudential
                                 Securities Credit Corporation (filed as Exhibit 10.18 to the
                                 Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference)
                      10.8-      Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLC, a New York limited liability company, Philips Henry, LLC, a New York limited liability company,
                                 Philips Shopping Center Fund, L.P., a Delaware limited partnership, and Philips Lake Mary Associates, L.P., a Delaware limited partnership, and Kimco Income Operating Partnership, L.P., a
                                 Delaware limited partnership (filed as exhibit 10.1 to the
                                 Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
                      10.9-      Redemption Agreement dated as of April 27, 2000, by and among the
                                 Operating Partnership and Philip Pilevsky (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

                      10.10-     Asset Contribution, Purchase and Sale Agreement dated as of April
                                 28, 2000, by and among the Company, the Operating Partnership,
                                 Certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company and Kimco Income Operating
                                 Partnership, L.P., a Delaware limited partnership (filed as exhibit
                                 10.3 to the Company's Current Report on Form 8-K dated April 28,
                                 2000, and incorporated herein by reference).
                      10.11-     Amended and Restated Redemption Agreement dated as of April 27,
                                 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, and Philip Pilevsky (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
                      10.12-     Redemption Agreement dated as of April 28, 2000, by and among
                                 Philips International Realty, L.P., a Delaware limited partnership, and Allen Pilevsky (filed as exhibit 10.2 to the Company's Current
                                 Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
                      10.13-     Redemption Agreement dated as of April 28, 2000, by and among
                                 Philips International Realty, L.P., a Delaware limited partnership, and Fred Pilevsky (filed as exhibit 10.3 to the Company's Current
                                 Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
                      10.14-     Redemption Agreement dated as of April 28, 2000, by and among
                                 Philips International Realty, L.P., a Delaware limited partnership, and SL Florida LLC, a Delaware limited liability company (filed as exhibit 10.4 to the Company's Current Report on Form 8-K dated
                                 April 28, 2000, and incorporated herein by reference).
                      10.15-     First Amendment to Asset Contribution, Purchase and Sale Agreement
                                 dated as of May 31, 2000, by and among Philips International
                                 Realty, L.P., a Delaware limited partnership, the Company, certain
                                 Affiliated Parties signatory thereto, KIR Acquisition, LLC, a
                                 Delaware limited liability company, and Kimco Income Operating
                                 Partnership, L.P., a Delaware limited partnership (filed as exhibit
                                 10.5 to the Company's Current Report on Form 8-K dated April 28,
                                 2000, and incorporated herein by reference).
                      10.16-     Second Amendment to Asset Contribution, Purchase and Sale Agreement
                                 dated as of June 15, 2000, by and among Philips International
                                 Realty, L.P., a Delaware limited partnership, the Company, certain
                                 Affiliated Parties signatory thereto, KIR Acquisition, LLC, a
                                 Delaware limited liability company, and Kimco Income Operating
                                 Partnership, L.P., a Delaware limited partnership (filed as exhibit
                                 10.6 to the Company's Current Report on Form 8-K dated April 28,
                                 2000, and incorporated herein by reference).
                      10.17-     Third Amendment to Asset Contribution, Purchase and Sale Agreement
                                 dated as of June 20, 2000, by and among Philips International
                                 Realty, L.P., a Delaware limited partnership, the Company, certain
                                 Affiliated Parties signatory thereto, KIR Acquisition, LLC, a
                                 Delaware limited liability company, and Kimco Income Operating
                                 Partnership, L.P., a Delaware limited partnership (filed as exhibit
                                 10.7 to the Company's Current Report on Form 8-K dated April 28,
                                 2000, and incorporated herein by reference).
                      10.18-     Amended and Restated Purchase and Sale Agreement dated as of June
                                 20, 2000, by 1517-25 Third, L.P., a New York limited partnership,
                                 Philip Pilevsky, SL Florida LLC, a Delaware limited liability company, Allen Pilevsky and Fred Pilevsky (filed as exhibit 10.8 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
                      10.19-     Amended and Restated Purchase and Sale Agreement dated as of June
                                 20, 2000, by Philips International Realty, L.P., a Delaware limited partnership, Philips Lake Worth Corp., a New York corporation, and
                                 Philip Pilevsky (filed as exhibit 10.9 to the Company's Current
                                 Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
                      27.1*-     Financial Data Schedule

---------
      * filed herewith

(b)      Reports on Form 8-K

         On July 31, 2000, the Company filed with the SEC a Current Report on Form 8-K dated July 14, 2000, reporting under Item 2 that the Company sold seven properties located in New York and Florida, aggregating approximately 600,000 square feet, to Kimco Income Operating Partnership, L.P., a Delaware limited partnership, for a total consideration of $67,325,000.

         On August 15, 2000, the Company filed with the SEC a Current Report on Form 8-K dated April 28, 2000, filing under Item 5 certain agreements relating to the plan of liquidation of the Company.

         On September 28, 2000, the Company filed with the SEC Amendment No. 1 to the Current Report on Form 8-K dated July 14, 2000, including under
         Item 7 pro forma financial information relative to the sales reported on the Form 8-K dated July 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PHILIPS INTERNATIONAL REALTY CORP.

                          /s/ Philip Pilevsky
                          -------------------------------------------------
11/14/00                  Philip Pilevsky
                          Chairman of the Board and Chief Executive Officer

                          /s/ Carl Kraus
                          --------------------------------------------------
11/14/00                  Carl Kraus
                          Chief Financial Officer

EXHIBIT INDEX


Exhibit
Number             Description
------             -----------
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

------------
* filed herewith