Form 10-K
period 2000-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2001-04-17
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-23463

                                ----------------

                       PHILIPS INTERNATIONAL REALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Maryland                                          13-3963667
   --------------------------------                          -------------------
   (State or other jurisdication of                             (IRS Employer
     Incorporation or Organization)                          Identification No.)

           417 Fifth Avenue
          New York, New York                                        10016
---------------------------------------                          ----------
(Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code: (212) 545-1100

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value                   New York Stock Exchange
-----------------------------        -------------------------------------------
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

As of March 15, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $30.4 million. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. The calculation does not reflect a determination that persons are non-affiliates for any other purpose.

As of March 15, 2001, 7,340,474 shares of common stock, $.01 par value, of the Company (the "Common Stock") were outstanding.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 20.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                                               PAGE
                                                                                                               ----
PART I
Item 1.   Business..........................................................................................     1
Item 2.   Properties........................................................................................     8
Item 3.   Legal Proceedings.................................................................................    11
Item 4.   Submission of Matters to a Vote of Security Holders...............................................    11

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters..............................    11
Item 6.   Selected Financial Data...........................................................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............    14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........................................    18
Item 8.   Financial Statements and Supplementary Data.......................................................    18
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............    18

PART III
Item 10.  Directors and Executive Officers of the Registrant................................................    18
Item 11.  Executive Compensation............................................................................    18
Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................    18
Item 13.  Certain Relationships and Related Transactions....................................................    18

PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.................................    19

                                     PART I

ITEM 1. BUSINESS

GENERAL

Philips International Realty Corp. (the "Company") is a self-advised real estate investment trust ("REIT") formed in 1997 to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the "Philips Group"). For more than 17 years, the Philips Group has been engaged in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly concentrated in two major, densely populated, East Coast metropolitan regions: (i) the New York, Northern New Jersey, Long Island and Connecticut consolidated metropolitan statistical area (the "New York CMSA") and (ii) the Miami-Fort Lauderdale consolidated metropolitan statistical area (the "Miami CMSA").

PLAN OF LIQUIDATION

On October 13, 1999, the Board of Directors of the Company announced that it had retained a financial advisor to assist the Company in examining strategic alternatives to maximize shareholder value. The Board believed that the Company's then current stock price did not reflect the underlying value of its assets. Given the changing dynamics of the REIT market place and consistent with its commitment to realize shareholder value for all investors, the Board believed that it was prudent to explore the strategic alternatives for the Company.

At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares then outstanding were voted, with 99.7% of these votes cast in favor of the plan of liquidation.

On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to
(a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members in exchange for cash and the redemption of units in Philips International Realty, L.P. (the "Operating Partnership"), (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating distribution of $13 per share of common stock.

SHOPPING CENTER PORTFOLIO

On July 14, 2000, certain subsidiaries of the Company sold seven properties aggregating approximately 620,000 square feet to Kimco Income Operating Partnership, L.P., a Delaware limited partnership ("Kimco"), for a total consideration of $67.3 million pursuant to a Purchase and Sale Agreement dated as of April 28, 2000. The purchase price was comprised of approximately $51.0 million in cash and mortgage debt assumption of $16.3 million. The properties included four New York shopping centers (Walgreens at Freeport, Munsey Park, Yonkers and Glen Cove) and three in Florida (Key Largo, Orlando and Lake Mary). The sale of these seven properties resulted in a gain of $1.2 million, net of $.4 million of minority interest.

On December 4, 2000, in conjunction with the plan of liquidation approved by stockholders on October 10, 2000, certain affiliates of the Company disposed of interests in another eight properties aggregating approximately 1,178,000 square feet to Kimco for a total consideration of $137 million pursuant to an Asset Contribution, Purchase and Sale Agreement dated as of April 28, 2000. The purchase price was comprised of approximately $71.1 million in cash, $55.4 million in mortgage debt assumption and $10.5 million of equity redemption (576,326 Operating Partnership Units valued at $18.25 per Unit). The properties included four New York shopping centers (Forest Avenue Shoppers Town, Meadowbrook Commons, Merrick Commons and Mill Basin Plaza), two Connecticut shopping centers (Branhaven Plaza and Elm Plaza), one shopping center property in New Jersey (Millside Plaza) and one shopping center property in Massachusetts (Foxboro Plaza). The disposition of these properties resulted in a gain of approximately $17.4 million, net of $6.6 million of minority interest.

Also in conjunction with its plan of liquidation, the Company has completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to certain limited partners in the Operating Partnership, including Philip Pilevsky, the Company's Chairman and Chief Executive Officer. The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of their entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a book gain of $24.4 million, net of $9.3 million of minority interest.

The sale of an additional redevelopment site (Palm Springs Plaza in Lake Worth, Florida) to these limited partners for approximately $7.7 million in cash is under contract and scheduled to close on or before June 1, 2001. The purchase price to be paid by the limited partners under the Palm Springs Plaza agreement will be adjusted so that the value per Unit received by them pursuant to the above-referenced Hialeah agreements ($18.25 per Unit) and the estimated per share value to be received by our stockholders in the liquidation will be the same.

As a consequence of the above-referenced transactions, the Company's remaining shopping center portfolio at December 31, 2000 not under contract for sale comprises seven properties located in California (3), Washington (1), Illinois
(1), Kentucky (1) and Minnesota (1). These shopping centers, each with the anchor store premises under lease to Kmart, represent an aggregate 695,000 square feet of gross leasable area. As of December 31, 2000, these properties were 97.5% leased to 47 tenants. The Company is actively marketing these properties for sale. Although management expects that it will be able to consummate a sales transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

OPERATING STRATEGY

Pending the sale of its remaining seven shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its extensive knowledge of the retail industry and shopping center operations.

MANAGEMENT AND CAPITAL STRUCTURE

Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, leads a management team whose executive officers have extensive experience in managing and redeveloping retail properties.

The Company's day-to-day operations are strategically directed by its executive officers and implemented through a management agreement (the "Management Agreement") with a property management company affiliated with the Philips Group (the "Management Company"). The Management Agreement provides for the payment of fees, not to exceed prevailing market rates, and can be canceled, in whole or in part, at any time by the Company. This agreement enables the Company to utilize the Philips Group's infrastructure on a cost-effective basis.

The Company was incorporated in Maryland on July 16, 1997. Its executive offices are located at 417 Fifth Avenue, New York, New York 10016, and its telephone number is (212) 545-1100.

As of December 31, 2000, the Company had utilized proceeds from property dispositions in part to satisfy all outstanding mortgage indebtedness. The Company's organizational documents do not limit the amount of indebtedness that the Company may incur.

EMPLOYEES

As of December 31, 2000, the Company had 5 employees, none of whom are unionized.

COMPETITION

Numerous shopping center properties compete with the Company's properties in attracting tenants to lease space. Tenants may consider certain of these competing properties to be newer in appearance, better located or better maintained than the Company's properties. The number of competitive commercial properties in a particular area could have a material effect on the Company's ability to lease space in its properties. In addition, retailers at the Company's properties face increasing competition from other forms of retailing, such as catalogues, discount shopping clubs, telemarketing, and electronic commerce.

REGULATIONS

A number of federal, state and local laws exist, such as the Americans with Disabilities Act, which may require modifications to existing buildings to improve, or restrict certain renovations by requiring, access to such buildings by disabled persons. While the Company believes that all of its properties are in substantial compliance with laws currently in effect, and will review periodically the properties to determine continuing compliance with existing laws and any additional laws that are hereafter promulgated, additional legislation may impose further requirements on owners with respect to access by disabled persons.

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

The Company is not aware of any environmental condition or liability at its properties that the Company believes would have a material adverse effect on the Company's financial condition or results of operations taken as a whole.

There are no other laws or regulations which have a material effect on the Company's operations, other than typical state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

The Company operates in a single industry segment--real estate. The Company does not have any foreign operations and its business is not seasonal. All of the Company's properties are retail shopping center properties.

RISK FACTORS

The Company's results of operations and ability to sell its remaining properties and complete its planned liquidation may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors.

WE ARE DEPENDENT UPON THE ECONOMICS IN OUR MARKETS AND OF SHOPPING CENTERS GENERALLY.

Dependence on market regions and tenants. Adverse economic developments in the states where the Company's remaining properties are located could adversely impact the operations of our properties and, therefore, our profitability and ability to sell. Since our portfolio consists primarily of retail properties (as compared to a more diversified portfolio), a decline in the economy or a decline in the demand for retail space may adversely affect our cash flow and the value of our remaining properties. As of December 31, 2000, approximately 60% of the Company's GLA was leased to Kmart. Any adverse change in Kmart's operations and/or profitability could have a material adverse impact on the Company's cash flow and the value of its properties.

CONFLICTS OF INTEREST COULD ADVERSELY AFFECT OUR OPERATIONS.

Potential conflicts with management. Our executive officers, including Mr. Philip Pilevsky and Ms. Sheila Levine, direct our day-to-day operations. Philips International Holding Corp., a corporation that Mr. Pilevsky and Ms. Levine own, manages such day-to-day operations pursuant to a management agreement dated December 31, 1997. Mr. Pilevsky also has several other real estate holdings and activities that are not part of our company. A limited number of such holdings are retail properties that may compete with our properties. Personnel of Philips International Holding Corp. will spend some of their time managing the holdings of Mr. Pilevsky. This will prevent such personnel from devoting their efforts full-time to managing our properties. The failure of the such personnel to adequately serve us could adversely affect our business. It should also be noted that Mr. Pilevrsky and Ms. Levine no longer have an economic interest in the Operating Partnership as a result of the transactions that closed on December 4, 2000 in connection with the Company's plan of liquidation.

Potential conflicts with other real estate activities. In connection with the Company's formation in December 1997, we acquired twelve of the thirteen properties we then owned from holders of units of the Philips International Realty, L.P. Certain of these holders, including Mr. Pilevsky and Ms. Levine, continue to hold interests in real properties (including retail properties that may compete with our properties) that they owned but did not transfer to us at such time. While an Amended and Restated Non-Competition Agreement dated as of December 31, 1997 prevents Mr. Pilevsky, Ms. Levine and Philips International Holding Corp. from acquiring, operating and managing or developing certain retail shopping center properties other than through us, it does not restrict their activities with respect to retail properties they owned but did not transfer to us at the time of our formation. As a result, Mr. Pilevsky will devote his professional time to overseeing the management of our properties as well as overseeing the management of other properties. The failure of Mr. Pilevsky to adequately serve us could adversely affect our business.

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY.

General. The Company's cash flow and ability to sell its remaining properties and complete its plan of liquidation depends on the ability of our properties to generate funds (including earned income and capital appreciation) in excess of operating expenses (including capital expenditure requirements). Events or conditions that are beyond our control may adversely affect funds from operations and the value of our properties. Such events or conditions could include:

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

         Financially distressed tenants may be unable to pay rent. A tenant may default or file for bankruptcy at any time. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant's lease could reduce our cash flow.

Kmart currently leases approximately 60% of the Company's GLA and represents approximately 64% of the Companys annualized base rental revenues. Any material adverse change in Kmart's operations and/or profitability could interrupt our rental income from Kmart and other tenants at the property whose income depends upon Kmart's presence as an anchor store at such property. Kmart has ceased to operate but continues to pay rent pursuant to its long-term lease agreement at the Company's shopping centers in Port Angeles, WA and Reedley, CA.

Americans with Disabilities Act Compliance could be costly. Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers to certain disabled persons' accesses. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our cash flow and/or the value of our properties.

Environmental problems are possible and may be costly. Various federal, state and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner or operator was responsible for or even knew of the presence of such substances. The presence of or failure to properly remediate hazardous or toxic substances may adversely affect our ability to rent, sell or borrow against contaminated property. Various laws and regulations also impose on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location liability for the costs of removal or remediation of such substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for such disposal ever owned or operated the disposal facility. Certain other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As owners and operators of property and as potential arrangers for hazardous substance disposal, we may be liable under such laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of such costs and expenses could adversely affect cash flow and/or the value or our properties.

Although the Company is not aware of any environmental liability that could materially affect our financial condition, results of operations or the value of our properties, you should consider that (1) general property inspections without soil sampling or ground water analysis may not reveal all environmental liabilities, (2) future laws, ordinances or regulations could impose material environmental liability on us and (3) acts by tenants or other third parties and the condition of land near our properties (such as the presence of underground storage tanks) could adversely affect the condition of our properties and subject us to environmental liability.

Competition may affect cash flow and the value of our properties. Retailers at our properties face increasing competition from other forms of retailing such as catalogues, discount shopping clubs, telemarketing and electronic commerce. We face increasing competition for prospective tenants with landlords of shopping center properties that may be newer in appearance, better located or better maintained than our properties. Such competition may reduce our cash flow and adversely affect the value of our properties by:

         o interfering with our ability to attract and retain tenants in our properties;

         o increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates;

         o and adversely affecting our ability to minimize expenses of operation.

         Uninsured losses may adversely affect our cash flow. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance. Our insurance policies contain specifications, limits and deductibles comparable to those typically contained in policies covering similar properties. We also carry owner's title insurance policies on all of our properties for amounts that may be less than the full value of our properties. If an uninsured loss or a loss from a title defect to a property in excess of insured limits occurs, we could lose all or part of our investment in and anticipated profits and cash flows from such property. In the case of a title defect, we could remain obligated for any recourse mortgage indebtedness or other financial obligations related to such property. Any of such losses could adversely affect the value of our properties.

Debt financing could adversely affect our economic performance.

Scheduled debt payments and refinancing could adversely affect our financial condition. Should the Company incur any mortgage indebtedness, we would be subject to the risks normally associated with debt financing, including the following:

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

         As of December 31, 2000, we had no outstanding mortgage debt.

Because we may not be able to pay any future mortgage indebtedness incurred prior to maturity with our internally generated cash, we may need to repay any such debt through refinancings and/or equity offerings. If we are unable to refinance any future indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our cash flow and the value of our include the following:

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

         o mortgages encumbering properties generally have "cross default" or "cross collateralization" provisions that entitle the secured lender to certain remedies (including foreclosure) against more than one property; and

         o foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the Internal Revenue Code.

         Rising interest rates may adversely affect our cash flow. Should the Company incur debt in the future that bears interest at variable rates, higher debt service requirements may arise if market interest rates increase. Higher debt service requirements could adversely affect our cash flow and the value of our properties or cause us to default under certain debt covenants.

We are dependent upon our key personnel whose continued service is not guaranteed.

We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect us. We cannot assure you that any of our executive officers will remain with us. We have entered into a non-competition agreement with each of Mr. Pilevsky and Ms. Levine that prevents them from engaging in certain retail real estate activities.

Inability to make required distributions to shareholders could affect our real estate investment trust status.

For the Internal Revenue Service to treat us as a real estate investment trust under the Internal Revenue Code, we must distribute to our shareholders at least 95% (90% effective in 2001) of our real estate investment trust taxable income each year. We cannot assure you that we will satisfy the annual distribution requirement to qualify as a real estate investment trust.

Risk of borrowing funds to meet distribution requirements. We may need to borrow funds on a short-term or long-term basis to meet the distribution requirements for real estate investment trust qualification even if the then prevailing market conditions are not favorable for borrowings. Our need to borrow such funds depends on (1) differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and (2) the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments on future mortgage indebtedness.

Consequences of any failure to qualify as a real estate investment trust could adversely affect our financial condition.

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

A loss of real estate investment trust status would reduce our cash flow. Failure to qualify as a real estate investment trust also would eliminate any requirement that distributions to our shareholders be made.

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

Certain provisions of the Maryland General Corporation Law, our articles of incorporation, our by-laws, our shareholder rights plan may (1) inhibit a change in control of our company, (2) inhibit the removal of existing management or (3) prevent us from paying you a premium for your shares of our common stock over the then-prevailing market prices.

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

Shareholder rights plan. Our Board of Directors adopted a Shareholder Rights Plan effective as of March 31, 1999. The Rights Plan provides for a non-cash distribution of rights to purchase, for $55 each, a fraction of a share of a new series of preferred stock, exercisable upon the occurrence of certain events. Generally, upon the earlier to occur of (i) ten calendar days following the date of public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of our outstanding common stock or
(ii) ten calendar days following the commencement of, or public announcement of an intent to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of fifteen percent (15%) or more of our outstanding common stock, you, as a holder of a right, will have the right to receive, upon exercise, common stock having a market value equal to $110. Once any person or group becomes an acquiring person, all rights that are or were beneficially owned by any such acquiring person will be null and void.

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

General. Our board of directors determines (1) our investment and financing policies, (2) our operating strategy, and (3) our debt, capitalization, distribution and operating policies. At any time and without your approval, the board of directors may revise or amend these policies and strategies. Such changes could adversely affect our financial condition or results of operations, and, therefore, the value of our properties.

Issuance of additional securities. You do not have any preemptive right to acquire any common stock or other equity or debt securities we may offer. Any such issuance of securities could dilute your investment.

Risks involved in acquisitions through partnerships or joint ventures. Although the Company presently intends to pursue its plan of liquidation, we may invest in properties through partnerships or joint ventures. Partnership or joint venture investments may involve risks not involved with direct acquisitions that include the following:

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

         Risks of investing in securities of entities owning real estate. We may acquire securities of entities that own real estate. Because of ownership limits and gross income requirements we must achieve to maintain our real estate investment trust qualification, we may not be able to control (1) the ownership, operation and management of the underlying real estate or (2) the distributions with respect to such securities. Our lack of control could adversely affect us.

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

Any annual distribution rate on the price paid for shares of our common stock (compared to rates on alternative investments) may influence the public market price of our common stock. An increase in general interest rate levels may lead purchasers of our common stock to demand a higher annual distribution rate. Such demands could adversely affect the market price of our common stock.

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

ITEM 2. PROPERTIES

GENERAL

As of December 31, 2000, the Company held interests in 7 retail properties not under contract for sale encompassing approximately 695,000 square feet of GLA. Information concerning the 7 properties, as well as Palm Springs Plaza which is under contract for sale, is set forth in the following Property Summary Data chart.

The Company's neighborhood and community shopping centers usually are anchored by national or regional retailers. As of December 31, 2000, the Company's properties not under contract for sale were 97.5% leased to 47 tenants.

PROPERTY SUMMARY DATA

The following table sets forth certain information relating to each of the Properties at December 31, 2000.


                                                                   %
                                                 Year Built/       Total         Leased
                                      %          Renovated         GLA           At
Property and Location                 Owned      Yr. Acquired      (Sq.Ft.)      12/31/00
---------------------                 -----      ------------      --------      --------
FLORIDA MARKET
    Palm Springs Plaza                100.0%         1962          195,648         31.6%
       Palm Beach County, FL                         1999
                                                                   -------        ------
Total/weighted Average                                             195,648         31.6%

NEIGHBORING MARKETS
   North Star Shopping Center         100.0%         1987          127,986        100.0%
      Alexandria, MN                                 1999

   1105 Bellvue Road                  100.0%         1987          109,698        100.0%
     Atwater, CA                                     1999

   Northgate Shopping Center          100.0%         1987          105,063        100.0%
      Northgate Blvd.                                1999
      Sacramento, CA

   McHenry Commons, S.C.              100.0%         1987          100,408         98.7%
      North Richmond Road                            1999
      McHenry, IL

    Pennyrile Marketplace, S.C.       100.0%         1987           90,077         93.2%
      3010 Fort Campbell Rd.                         1999
      Hopkinsville, KY

    Highway 101                       100.0%         1987           89,128         89.2%
      Pt. Angeles, WA                                1999

    Manning Avenue                    100.0%         1987           72,655        100.0%
      Reedley, CA                                    1999
                                                                   -------        ------
Total/weighted Average                                             695,015         97.5%
                                                                   -------        ------

Portfolio Total/weighted Average                                   890,663         83.1%
                                                                   =======        ======

                                                 Annualized Contractual
                                                Base Rent at 12/31/00 (1)
                                                        % of           Base
                                       Base             Portfolio      Rent/Sq.Ft.
Property and Location                  Rent ($000)      Base Rent      (2) $            Key Tenants
---------------------                  -----------      ---------     ------------      -----------
FLORIDA MARKET
    Palm Springs Plaza                     315             7.6%           5.09          Under contract for sale
       Palm Beach County, FL
                                         -----           ------           ----
Total/weighted Average                     315             7.6%           5.09

OTHER MARKETS
   North Star Shopping Center              487            11.7%           3.80          Kmart
      Alexandria, MN

   1105 Bellvue Road                       730            17.6%           6.65          Kmart
     Atwater, CA

   Northgate Shopping Center               695            16.7%           6.62          Kmart
      Northgate Blvd.
      Sacramento, CA

   McHenry Commons, S.C.                   566            13.6%           5.71          Kmart
      North Richmond Road
      McHenry, IL

    Pennyrile Marketplace, S.C.            430            10.3%           5.13          Kmart
      3010 Fort Campbell Rd.
      Hopkinsville, KY

    Highway 101                            457            11.0%           5.76          Kmart (dark)
      Pt. Angeles, WA

    Manning Avenue                         477            11.5%           6.57          Kmart (dark)
      Reedley, CA
                                         -----           ------           ----
Total/weighted Average                   3,842            92.4%           5.67
                                         -----           ------           ----

Portfolio Total/weighted Average         4,157           100.0%           5.62
                                         =====           ======           ====

(1) Total annualized contractual base rent for all leases in place at December 31, 2000. Amount excludes (i) future contractual rent escalations and cost of living increases; (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 2000.

OCCUPANCY

During the past five years the portfolio occupancy and total annualized contractual base rent per square foot for its wholly-owned shopping center properties not under contract for sale were as follows:

                                                                                      TOTAL ANNUALIZED
                                                          NUMBER OF          %        CONTRACTUAL BASE RENT PER
YEAR ENDED DECEMBER 31                                    PROPERTIES       LEASED     LEASED SQUARE FOOT ($)(1)
                                                          ----------       ------     -------------------------
2000...................................................        7            97.5%               5.67
1999...................................................        7            97.9%               5.60
1998...................................................        7            99.4%               5.70
1997...................................................        7            98.0%               5.65
1996...................................................        7            97.8%               5.59

(1) Total annualized contractual base rent for all leases in place at December 31 for the respective years indicated, divided by total GLA leased at such dates. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

     At December 31, 2000, Kmart Corporation was the Company's largest tenant representing approximately 69% of the Company's annualized base rental revenues. No other tenant accounted for more than 4% of revenues.

LEASE EXPIRATIONS

The following table sets forth all scheduled lease expirations for the Company's remaining properties not under contract for sale beginning January 1, 2001, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                          ANNUALIZED CONTRACTUAL
                                               TOTAL                                      BASE RENT AT 12/31/00(1)
                                             GLA UNDER                                   ------------------------
                           NUMBER            EXPIRING            %                               % OF
 LEASE EXPIRATION         OF LEASES           LEASES          OF TOTAL         BASE RENT       PORTFOLIO         BASE RENT/
      YEAR                EXPIRING           (SQ. FT.)      EXPIRING GLA          ($)          BASE RENT        SQ. FT.(2)($)
 ----------------         ---------          ---------      ------------       ---------       ---------        -------------
2001.................        11                26,237           3.9%            207,747           5.4%               7.92
2002.................         9                27,687           4.1%            270,784           7.0%               9.78
2003.................         7                23,089           3.4%            230,320           6.0%               9.98
2004.................         2                 3,910           0.6%             39,648           1.0%              10.14
2005.................         5                 7,940           1.2%             94,272           2.5%              11.87
2006.................         2                 8,648           1.3%             76,896           2.0%               8.89
2007.................         1                 2,800           0.4%             29,400           0.8%              10.50
2008.................         3                38,673           5.7%            245,760           6.4%               6.35
2009.................         0                     0           0.0%                  0           0.0%               0.00
2010.................         0                     0           0.0%                  0           0.0%               0.00
2011 and thereafter..         7               538,950          79.5%          2,647,562          68.9%               4.91
                             --               -------         ------          ---------         ------              -----
TOTAL/ WEIGHTED
AVERAGE..............        47               677,934         100.0%          3,842,389         100.0%              $5.67
                             ==               =======         ======          =========         ======              =====

(1) Total annualized contractual base rent for all leases in place at December 31, 2000. Amount excludes (i) future contractual rent escalation and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursement.

(2) Total annualized contractual base rent divided by total GLA leased at December 31, 2000.

TAX BASIS AND REAL ESTATE TAXES

The aggregate cost basis of depreciable real property for federal income tax purposes in the Company's remaining properties not under contract for sale as of December 31, 2000 was approximately $27 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets of 39 years. The aggregate real estate tax obligations on these properties during the fiscal year ended December 31, 2000 was approximately $.5 million, or approximately $.80 per square foot of GLA. Virtually all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of real estate tax increases, including real estate tax increases resulting from improvements.

ITEM 3. LEGAL PROCEEDINGS

On October 2, 2000, a class action complaint was filed in the United States District Court for the Southern District of New York against the Company and its directors. The complaint alleged a number of improprieties concerning the pending plan of liquidation of the Company. The Company believes that the asserted claims are without merit, and will defend such action vigorously. On November 9, 2000, the Court, ruling from the bench, denied the plaintiff's motion for a preliminary injunction seeking to prevent the liquidation based essentially on the same allegations as in the complaint. This bench ruling was followed by a written order dated November 30, 2000 wherein the Court concluded that the plaintiff had failed to demonstrate either that it was likely to succeed on the merits of its case or that there were sufficiently serious questions going to the merits of its case to make it fair ground for litigation. The plaintiffs in the action continue to prosecute the suit as a damage claim against the Company and its directors. The Company continues to believe that the action is without merit and will continue to defend it vigorously.

Except as noted above, the Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on October 10, 2000, to consider and vote upon a proposal to amend the Company's charter to reduce the affirmative stockholder vote required to approve an extraordinary corporate action from two-thirds to a majority of all votes entitled to be cast on the matter (5,814,661 votes cast for; 32,403 votes cast against; 8,122 abstained; and 0 broker non-votes) and to consider and vote upon a proposal to approve a plan of liquidation of the Company (5,835,051 votes cast for; 11,636 votes cast against; 8,499 abstained; 0 broker non-votes). Approximately 80% of the Company's 7,340,474 common shares outstanding were voted with 99.7% of these votes cast in favor of the plan of liquidation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the NYSE under the ticker symbol "PHR" and began trading on May 8, 1998.

Market Information

The following table sets forth the quarterly high, low and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2000 and 1999:

                                               HIGH          LOW         CLOSE
                                               ----          ---         -----
2000:
First Quarter..............................   $16.812      $14.562      $16.625
Second Quarter.............................   $17.50       $16.00       $17.375
Third Quarter..............................   $17.438      $16.938      $17.25
Fourth Quarter.............................   $17.25       $ 4.000      $ 4.063


1999:
First Quarter..............................   $15.875      $13.062      $14.188
Second Quarter.............................   $16.938      $13.688      $16.875
Third Quarter..............................   $17.125      $15.000      $15.750
Fourth Quarter.............................   $16.625      $15.500      $16.438

On March 15, 2001, the closing Common Stock sales price on the NYSE was $4.40 per share.

Holders

On March 15, 2001, the Company had 1,170 common shareholders of record.

Dividends and Distributions

The Company paid distributions on its Common Stock as follows during calendar years 2000 and 1999:

Date of Declaration                 Record          Date of           Amount
2000 Year                            Date           Payment         Per Share
---------                           ------          -------         ---------
3/15/00                             3/31/00         4/17/00          $.3775
6/15/00                             6/30/00         7/17/00          $.3775
12/5/00                            12/15/00        12/22/00          $13.00

1999 Year
---------
3/15/99.......................      3/31/99         4/15/99          $.3775
6/15/99.......................      6/30/99         7/15/99          $.3775
9/15/99.......................      9/30/99        10/15/99          $.3775
12/15/99......................     12/31/99         1/18/00          $.3775

For income tax purposes, dividends for 2000 totaling $.6653 per share represented ordinary dividend income and $13.4264 was a return of capital to shareholders. 100% of the dividends for 1999 totaling $1.3628 per share represented ordinary dividend income to stockholders.

Future distributions by the Company will be determined by the Board of Directors and will be dependent upon a number of factors. In addition, in order to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is, in general, required to distribute currently 95% (90% effective in 2001) of its taxable income.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for:
(i) Philips International Realty Corp. as of and for the years ended December 31, 2000, 1999 and 1998 (see Footnote 1 to the following table); and (ii) for The Philips Company (consisting of ten Properties accounted for on a combined basis and two Properties accounted for on an equity basis) on a combined basis as of December 31, 1996 and for each of the two years in the period ended December 31, 1997. This information should be read in conjunction with all of the financial statements and the notes thereto appearing elsewhere in this Form 10-K. The audited financial information for The Philips Company as of and for the years ended December 31, 1997 and 1996 presented herein is derived from the audited combined financial statements of The Philips Company and the notes thereto which do not appear in this Form 10-K.

                 THE COMPANY AND THE PHILIPS COMPANY (COMBINED)
                  (Dollars in thousands, except per share data)


                                                                                                               THE PHILIPS COMPANY
                                                                           PHILIPS                           -----------------------
                                                               INTERNATIONAL REALTY CORP(1)                  YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------       -----------------------
                                                      2000                 1999                1998            1997           1996
                                                      ----                 ----                ----            ----           ----

                                                                      (In thousands, except per share and property data)
OPERATING DATA:
Revenues from rental property.......                $43,134               $42,457           $22,625          $26,968        $25,947
Income before extraordinary
  items.............................                 49,997                 8,336             4,521            1,336          1,888
Income before extraordinary items,
  per common share:
Basic...............................                   6.81                  1.14               .94               --             --
Diluted.............................                   6.81                  1.14               .94               --             --

BALANCE SHEET DATA:
Rental properties, net, at cost.....                 33,579               261,631           208,914               --(2)     137,399
Investments in real estate joint
  ventures..........................                     --                25,134            34,664               --(2)          --
Total assets........................                 37,572               306,550           264,347               --(2)     129,841
Mortgages and notes payable.........                     --               181,955           137,487               --(2)     133,609
Shareholders' equity (deficit)......                 34,944                86,854            89,398               --(2)     (11,166)

OTHER DATA:
Net cash provided by operating
  activities........................                 10,038                15,784             6,494               --          3,567
Net cash provided by (used in)
  investing activities..............                120,268               (51,760)          (47,300)              --         (9,359)
Net cash provided by (used in)
  financing activities..............               (131,785)               30,044            49,922               --          6,086
Cash dividends declared per
  share.............................                  13.76                  1.51               .86               --             --
GLA (sq. ft.) (at end of period)....                890,663             3,889,514         3,814,889        2,391,856      2,348,117
Occupancy of Properties owned
  (%) (at end of period)............                   83.1%                 90.5              94.4             96.3           95.4

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Philips International Realty Corp. Consolidated Financial Statements and Notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Prior to completion of the public stock offering referred to in Note 3 to the accompanying Consolidated Financial Statements, the Company and its subsidiaries held a 6.1% non-managing general partnership interest in the Operating Partnership (which held a 99.989% limited partner or member interest in each of the Property Partnerships) and .01% non-managing general partner/member interests in the Property Partnerships, respectively. Accordingly, the Company accounted for its investments in the Operating Partnership and the Property Partnerships on the equity method from January 1 through May 12, 1998.

The following discussion compares the results of operations for the years ended December 31, 2000 and 1999 and for the year ended December 31, 1999 with the results of property operations of the Company as if the Property Partnerships had been consolidated for the full year ended December 31, 1998, and the results of property operations of the the Company as if the Property Partnerships had been consolidated for the full year ended December 31, 1998.

RESULTS OF OPERATIONS

The following discussion compares the results of property operations of the Company for the years ended December 31, 2000, and December 31, 1999.

During July 1999, the Company acquired nine shopping center properties anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in six states. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in these properties and reported its investment on the equity method of accounting. During the first quarter 2000, the Company acquired the minority interests in two additional shopping center properties previously accounted for under the equity method of accounting. The accompanying Condensed Consolidated Statements of Income for year ended December 31, 2000 report the operations of these eleven properties on a consolidated basis subsequent to the date of acquiring a controlling interest. Consequently, the acquisition of these properties gives rise to significant changes when comparing the Company's results of operations for the year December 31, 2000 to the year ended December 31, 1999.

During the third and fourth quarters of 2000, the Company disposed of substantially all of its assets. The sale of these properties gives rise to significant changes when comparing the Company's results of operations for year ended December 31, 2000 to the year ended December 31, 1999.

Revenues from rental property increased by $677,000 in 2000 to $ 43,134,000 from $42,457,000 in 1999. The net increase is primarily due to the acquisitions noted above partially offset by the above mentioned dispositions.

Property operating expenses increased by $670,000 to $5,573,000 in 2000 from $4,903,000 in 1999. The net increase is due primarily to the acquisitions noted above coupled with higher operating expenses at certain of the existing properties and partially offset by the above mentioned dispositions.

Real estate taxes were $6,290,000 in 2000 compared to $6,319,000 in 1999. Increased real estate taxes from acquired properties were more than offset by reduced expenses resulting from property dispositions.

Management fees remained constant at approximately 3% of gross revenues per the Management Agreement.

Interest expense increased by $2,615,000 in 2000 to $12,167,000 from $9,552,000 in 1999. The increase results primarily from increased borrowings to fund to above mentioned acquisitions coupled with higher interest rates on the variable rate debt during 2000. In 1999, interest expense related to investments in joint ventures was included in other expenses.

Depreciation and amortization expense decreased by $1,645,000 in 2000 to $5,598,000 from $7,243,000 in 1999. The decrease is due primarily to the property dispositions mentioned above partially offset by the acquisitions.

General and administrative expenses increased by $1,952,000 in 2000 to $4,727,000 from $2,775,000 in 1999. The increase results primarily from cost related to the plan of liquidation.

Equity in net income (loss) of real estate joint ventures was $(31,000) in 2000 compared to $2,432,000 in 1999. This change results primarily from reporting the above mentioned acquisitions on a consolidated basis during 2000.

Other income (expense) was $1,675,000 in 2000 compared to $(1,725,000) in 1999. The other income in 2000 includes higher interest income from short-term investments and an amount collected on a mortgage note receivable in excess of its cost. Other expense in 1999 was primarily interest expense related to borrowings to acquire certain joint venture investments which were consolidated in 2000.

Extraordinary items of $1,644,000 in 2000 represent prepayment penalties incurred and deferred financing costs written-off in connection with the repayment of certain mortgage loans, partially offset by a gain related to the repayment of a note payable at a discount.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from its eight (8) remaining properties are anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of all such properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that this will occur in the near future or at prices sufficient to aggregate the currently estimated $18.25 in total per share liquidating distributions to the shareholders of the Company.

CASH FLOWS

Comparison of Year Ended December 31, 2000 to December 31, 1999. Net cash provided by operating activities decreased from $15,784,000 in 1999 to $10,038,000 in 2000 primarily due to the above mentioned disposition of substantially all of the Company's assets during the third and fourth quarters of 2000 coupled with higher general and administrative expenses in 2000 related to the plan of liquidation. Net cash provided by (used in) investing activities was $120,268,000 in 2000 compared to ($51,760,000) in 1999. This change results primarily from the disposition of substantially all of the assets during 2000 compared to significant acquisitions of rental properties and joint venture interests in 1999. Net cash provided by (used in) financing activities was ($131,785,000) in 2000 compared to $30,044,000 in 1999. This change results principally from the repayment of all debt related to the above mentioned disposition of assets and the payment of the initial liquidating distribution of $13 per common share on December 22, 2000 compared to significant borrowing of debt to finance acquisitions in 1999. The net decrease in cash and cash equivalents was $1,479,000 in 2000 and $5,933,000 in 1999 which resulted from a combination of the aforementioned activities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page 22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT AUDITORS

                                                                                                                PAGE(S)
                                                                                                                   IN
                                                                                                               FORM 10-K
                                                                                                               ---------
PHILIPS INTERNATIONAL REALTY CORP.
Report of Independent Auditors.............................................................................        22
Consolidated Balance Sheets as of December 31, 2000 and 1999...............................................        23
Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.....................        24
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and
        1998...............................................................................................        25
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.................        26
Notes to Consolidated Financial Statements.................................................................

(a) 2. Financial Statement Schedules

       Schedule III--Real Estate and Accumulated Depreciation as of  December 31, 2000.....................        39

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

         (a) 3. EXHIBITS


Exhibit
Number             Description
------             -----------
 2.1               Plan of Liquidation and Dissolution of the Company (filed as exhibit 2.1 to the
                   Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
 3.1               Amended and Restated Articles of Incorporation of the Company (filed as Exhibit
                   3.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference)
 3.2               Articles Supplementary of Series A Preferred Stock (filed as Exhibit 3.2 to the
                   Company's Form 8-K dated December 31, 1997 and incorporated herein by reference)
 3.3               Articles Supplementary dated July 27, 1999, (filed as Exhibit 3.1 to the
                   Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
 3.4               Third Amended and Restated By-Laws of the Company dated July 27, 1999, (filed as
                   Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
 3.5               Form of Certificate of Common Stock (filed as Exhibit 3.4 to the Company's
                   Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference)
 4.1               Shareholder Rights Agreement, dated as of March 31, 1999, between the Company and
                   BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 1998, and incorporated herein by reference)
 4.2               Amendment No. 1, dated July 27, 1999, to Shareholder Rights Agreement dated as of
                   March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference)
 4.3               Articles Supplementary for Series A Junior Participating Preferred Stock (filed as
                   Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1998, and incorporated herein by reference)
10.1               Amended and Restated Agreement of Limited Partnership of the Operating Partnership
                   (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11,
                   Registration No. 333- 47975, and incorporated herein by reference)
10.2               First Amendment to the Amended and Restated Agreement of Limited Partnership of
                   the Operating Partnership (filed as Exhibit 10.2 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)
10.3               Form of 1997 Stock Option and Long-Term Incentive Plan of the Company (filed as
                   Exhibit 10.2 to the Company's Registraton Statement on Form S-4, Registration No.
                   333-41431, and incorporated herein by reference).
10.4               Contribution and Exchange Agreement, dated August 11, 1997, among National
                   Properties Investment Trust, the Board of Trustees, the Company, the Operating
                   Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's
                   Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference)
10.5               Amended and Restated Management Agreement, dated as of March 30, 1998, among the
                   Company, the Operating Partnership and Philips International Management Corp.
                   (Filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31,
                   1997, and incorporated herein by reference)
10.6               Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
10.7               Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29,
                   1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference)
10.8               Employment Agreement between the Company and Louis J. Petra (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference).
10.9               Employment Agreement between the Company and Sheila Levine (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference).
10.10              Employment Agreement between the Company and Carl Kraus (filed as Exhibit 10.1 to the
                   Company's Current Report on Form 8-K dated July 15, 1999 and Incorporated herein by reference).
10.11              Credit Agreement among the Operating Partnership and Prudential Securities Credit
                   Corporation (filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the
                   period ended March 31, 1998 and incorporated herein by reference)
10.12              Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park
                   Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLC, a New York limited liability company, Philips Henry, LLC, a New York limited liability company,
                   Philips Shopping Center Fund, L.P., a Delaware limited partnership, and Philips
                   Lake Mary Associates, L.P., a Delaware limited partnership, and Kimco Income
                   Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
                   10.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.13              Redemption Agreement dated as of April 27, 2000, by and among the Operating
                   Partnership and Philip Pilevsky (filed as exhibit 10.2 to the Company's Current
                   Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).


10.14              Asset Contribution, Purchase and Sale Agreement dated as of April 28, 2000, by and among the Company, the Operating Partnership, Certain Affiliated Parties
                   signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company and
                   Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.3 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.15              Amended and Restated Redemption Agreement dated as of April 27, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, and
                   Philip Pilevsky (filed as exhibit 10.1 to the Company's Current Report on Form
                   8-K dated April 28, 2000, and incorporated herein by reference).
10.16              Redemption Agreement dated as of April 28, 2000, by and among Philips
                   International Realty, L.P., a Delaware limited partnership, and Allen Pilevsky
                   (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April
                   28, 2000, and incorporated herein by reference).
10.17              Redemption Agreement dated as of April 28, 2000, by and among Philips
                   International Realty, L.P., a Delaware limited partnership, and Fred Pilevsky
                   (filed as exhibit 10.3 to the Company's Current Report on Form 8-K dated April
                   28, 2000, and incorporated herein by reference).
10.18              Redemption Agreement dated as of April 28, 2000, by and among Philips
                   International Realty, L.P., a Delaware limited partnership, and SL Florida LLC, a
                   Delaware limited liability company (filed as exhibit 10.4 to the Company's
                   Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.19              First Amendment to Asset Contribution, Purchase and Sale Agreement dated as of
                   May 31, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR
                   Acquisition, LLC, a Delaware limited liability company, and Kimco Income
                   Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
                   10.5 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.20              Second Amendment to Asset Contribution, Purchase and Sale Agreement dated as of
                   June 15, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto,
                   KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income
                   Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
                   10.6 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.21              Third Amendment to Asset Contribution, Purchase and Sale Agreement dated as of
                   June 20, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto,
                   KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income
                   Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
                   10.7 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.22              Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by
                   1517-25 Third, L.P., a New York limited partnership, Philip Pilevsky, SL Florida
                   LLC, a Delaware limited liability company, Allen Pilevsky and Fred Pilevsky
                   (filed as exhibit 10.8 to the Company's Current Report on Form 8-K dated April
                   28, 2000, and incorporated herein by reference).
10.23              Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by
                   Philips International Realty, L.P., a Delaware limited partnership, Philips Lake
                   Worth Corp., a New York corporation, and Philip Pilevsky (filed as exhibit 10.9 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.24*             Amendment to Amended and Restated Purchase and Sale Agreement dated as of April 4,
                   2001, by and between the Company, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky.
21.1               Subsidiaries of the Company (filed as exhibit 21.1 to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
23.1*              Consent of Ernst & Young LLP

------------
* filed herewith

         (B) REPORTS ON FORM 8-K

         On October 5, 2000, the Company filed with the SEC a Current Report on Form 8-K dated October 2, 2000, reporting under Item 5 the filing of a class action suit against the Company.

         On December 15, 2000, the Company filed with the SEC a Current Report on Form 8-K dated November 30, 2000, reporting under Item 2 that the Company consummated the distribution of certain of its properties, pursuant to its plan of liquidation, on November 30, 2000 and December 4, 2000, and declared an initial liquidating distribution of $13.00 per share to shareholders of record on December 15, 2000.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Philips International Realty Corp.

We have audited the accompanying consolidated balance sheets of Philips International Realty Corp. as of December 31, 2000, and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the financial statement schedule listed on the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Philips International Realty Corp. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Philips International Realty Corp. at December 31, 2000, and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  ERNST & YOUNG LLP

New York, New York
April 5, 2001

                       PHILIPS INTERNATIONAL REALTY CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                   -------------------------------
                                                                                       2000               1999
                                                                                   ------------       ------------
                           Assets
Rental properties, at cost
     Land and improvements                                                         $  6,856,284      $  66,403,111
     Building and improvements                                                       27,801,307        222,047,039
                                                                                   ------------      -------------
                                                                                     34,657,591        288,450,150
     Less: Accumulated depreciation                                                   1,078,362         26,819,530
                                                                                   ------------      -------------
         Rental properties, net                                                      33,579,229        261,630,620
Investments in real estate joint ventures                                                     -         25,134,060
Cash and cash equivalents                                                             1,704,425          3,183,142
Accounts receivable                                                                     981,192          7,445,972
Deferred charges and prepaid expenses                                                   124,441          4,934,190
Other assets                                                                          1,183,102          4,222,373
                                                                                   ------------      -------------
Total Assets                                                                       $ 37,572,389      $ 306,550,357
                                                                                   ============      =============

            Liabilities And Shareholders' Equity
Liabilities:
     Mortgages and notes payable                                                   $          -      $ 181,955,221
     Accounts payable and accrued expenses                                            2,402,595          2,980,303
     Dividends payable                                                                        -          2,771,031
     Other liabilities                                                                  106,893          1,897,998
                                                                                   ------------      -------------
Total Liabilities                                                                     2,509,488        189,604,553
                                                                                   ------------      -------------
Minority interests in Operating Partnership                                             119,213         30,091,696
                                                                                   ------------      -------------

Commitments and contingencies
Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized;
     no shares issued and outstanding                                                         -                  -
Common Stock, $.01 par value; 150,000,000 shares authorized;
     7,340,474 shares issued and outstanding                                             73,405             73,405
Additional paid in capital                                                           92,668,007         92,668,007
Cumulative distributions in excess of net income                                    (57,797,724)        (5,183,136)
                                                                                   ------------      -------------
                                                                                     34,943,688         87,558,276
Stock purchase loans receivable                                                               -           (704,168)
                                                                                   ------------      -------------
Total Shareholders' Equity                                                           34,943,688         86,854,108
                                                                                   ------------      -------------
Total Liabilities and Shareholders' Equity                                         $ 37,572,389      $ 306,550,357
                                                                                   ============      =============


                            See accompanying notes.

                      PHILIPS INTERNATIONAL REALTY CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE YEARS ENDED

                                                                                                    DECEMBER 31,
                                                                              ----------------------------------------------------
                                                                                  2000                1999                 1998
                                                                              ------------        ------------        ------------

 Revenues from rental property                                                $ 43,133,885        $ 42,457,222        $ 22,625,029
                                                                              ------------        ------------        ------------
 Expenses:
      Operating expenses                                                         5,573,314           4,902,945           3,213,285
      Real estate taxes                                                          6,289,543           6,319,382           3,258,543
      Management fees to affiliates                                              1,255,919           1,228,451             687,779
      Interest expense                                                          12,166,549           9,552,032           4,243,152
      Depreciation and amortization                                              5,598,337           7,242,960           3,809,142
      General and administrative expenses                                        4,726,522           2,775,488           1,607,924
                                                                              ------------        ------------        ------------
                                                                                35,610,184          32,021,258          16,819,825
                                                                              ------------        ------------        ------------
 Operating income                                                                7,523,701          10,435,964           5,805,204
 Equity in net income (loss) of real estate joint ventures                         (30,529)          2,432,494             683,222
 Minority interests in income before gain on sale of shopping
      center properties and extraordinary items of Operating Partnership        (2,119,641)         (2,806,967)         (1,505,678)
 Preferred units income allocation from Operating Partnership                            -                   -              63,143
 Equity in net income of Operating Partnership, as adjusted for the
      allocation of income to preferred units                                            -                   -               6,823
 Other income (expense), net                                                     1,675,155          (1,725,281)           (531,792)
                                                                              ------------        ------------        ------------

 Income before gain on sale of shopping center properties and
      extraordinary items                                                        7,048,686           8,336,210           4,520,922
 Gain on sale of shopping center properties (net of minority share
   of $16,250,253)                                                              42,948,640                   -                   -
                                                                              ------------        ------------        ------------

 Income before extraordinary items                                              49,997,326           8,336,210           4,520,922
 Extraordinary items (net of minority share of $553,463 in 2000)                (1,643,690)                  -             (65,361)
                                                                              ------------        ------------        ------------
      Net income                                                              $ 48,353,636        $  8,336,210        $  4,455,561
                                                                              ============        ============        ============
      Net income applicable to common shares                                  $ 48,353,636        $  8,336,210        $  4,392,418
                                                                              ============        ============        ============

 Basic and diluted net income per common share:
      Income before extraordinary items                                       $       6.81        $       1.14        $       0.94
      Extraordinary items                                                            (0.22)                  -               (0.01)
                                                                              ------------        ------------        ------------
      Net income                                                              $       6.59        $       1.14        $       0.93
                                                                              ============        ============        ============


                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998


                                                    Preferred Stock                   Common Stock               Additional
                                                 ---------------------          ------------------------           Paid-In
                                                 Shares         Amount           Shares           Amount           Capital
                                                 ------         ------           ------           ------           -------


 Balance, December 31, 1997                       1,940     $ 1,940,000            47,660         $    477      $    805,523
 Net Income
 Issuance of common stock                                                       7,292,814           72,928       114,004,100
 Redemption of preferred stock                   (1,940)     (1,940,000)
 Dividends on preferred stock
 Dividends on common stock
 Amortization of stock purchase loans
 Reallocation of equity to minority
      partners in Operating Partnership                                                                          (22,141,616)
                                              ---------     -----------         ---------         --------      ------------
 Balance, December 31, 1998                           -               -         7,340,474           73,405        92,668,007
 Net Income
 Dividends on common stock
 Amortization of stock purchase loans         ---------     -----------         ---------         --------      ------------
 Balance, December 31, 1999                           -               -         7,340,474           73,405        92,668,007
 Net Income
 Dividends on common stock
 Amortization of stock purchase loans         ---------     -----------         ---------         --------      ------------
 Balance, December 31, 2000                           -     $         -         7,340,474         $ 73,405      $ 92,668,007
                                              =========     ===========         =========         ========      ============






                                                                             Cumulative
                                                                            Distributions
                                                                              in Excess          Stock             Total
                                                                               of Net          Purchase         Shareholders'
                                                                               Income            Loans              Equity
                                                                               ------            -----              ------
 Balance, December 31, 1997                                                 $    (542,723)                      $  2,203,277
 Net Income                                                                     4,455,561                          4,455,561
 Issuance of common stock                                                                      $(1,050,000)      113,027,028
 Redemption of preferred stock                                                                                    (1,940,000)
 Dividends on preferred stock                                                     (63,143)                           (63,143)
 Dividends on common stock                                                     (6,284,917)                        (6,284,917)
 Amortization of stock purchase loans                                                              141,666           141,666
 Reallocation of equity to minority
      partners in Operating Partnership                                                                          (22,141,616)
                                                                            -------------      -----------      ------------
 Balance, December 31, 1998                                                    (2,435,222)        (908,334)       89,397,856
 Net Income                                                                     8,336,210                          8,336,210
 Dividends on common stock                                                    (11,084,124)                       (11,084,124)
 Amortization of stock purchase loans                                                              204,166           204,166
                                                                            -------------      -----------      ------------
 Balance, December 31, 1999                                                    (5,183,136)        (704,168)       86,854,108
 Net Income                                                                    48,353,636                         48,353,636
 Dividends on common stock                                                   (100,968,224)                      (100,968,224)
 Amortization of stock purchase loans                                                              704,168           704,168
                                                                            -------------      -----------      ------------
 Balance, December 31, 2000                                                 $ (57,797,724)     $         -      $ 34,943,688
                                                                            =============      ===========      ============


                            See accompanying notes.

                                PHILIPS INTERNATIONAL REALTY CORP.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Years Ended

                                                                                      December 31,
                                                                     -----------------------------------------------
                                                                        12/31/00         12/31/99        12/31/98
                                                                     -------------    -------------    -------------
Operating activities:
Net income                                                           $  48,353,636    $   8,336,210    $   4,455,561
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                       5,598,337        7,242,959        3,809,142
     Amortization - other                                                1,977,797          928,846          141,666
     Extraordinary items                                                        --               --           65,361
     Equity in net income of real estate joint ventures                     30,529       (2,432,494)        (683,222)
     Distributions from real estate joint ventures                              --        2,406,781               --
     Minority interests in income of Operating Partnership              17,816,431        2,806,967        1,505,678
     Preferred units income allocation from Operating Partnership               --               --          (63,143)
     Equity in net income of Operating Partnership                              --               --           (6,823)
     Gain on sale of real estate                                       (59,198,893)              --               --
     Gain on sale of of secured mortgage note receivable                  (585,053)
Changes in operating assets and liabilities:
     Accounts receivable                                                  (658,911)      (1,459,209)        (566,067)
     Deferred charges                                                   (2,178,899)      (2,163,035)      (1,045,036)
     Other assets                                                        1,274,234         (695,523)           8,289
     Accounts payable and accrued expenses                                (599,853)         629,504         (711,323)
     Other payables                                                     (1,791,105)         182,663         (416,083)
                                                                     -------------    -------------    -------------
Net cash provided by operating activities                               10,038,250       15,783,669        6,494,000
                                                                     -------------    -------------    -------------
Investing activities:
     Proceeds from sale of shoping center properties                   108,274,800               --               --
     Additions to land, buildings and improvements                      (2,239,600)     (40,088,553)     (14,325,307)
     Investments in real estate joint ventures                            (274,387)      (9,906,724)     (32,974,286)
     Proceeds from sale of interests in real estate joint ventures      12,157,364
     Collection (purchase) of secured mortgage note receivable           2,350,000       (1,764,947)              --

                                                                     -------------    -------------    -------------
Net cash provided by ( used in) investing activities                   120,268,177      (51,760,224)     (47,299,593)
                                                                     -------------    -------------    -------------
Financing activities:
     Repayment of mortgage notes payable, exclusive of
       scheduled principal amortization                                (63,648,998)      (6,300,000)    (109,303,875)
     Principal amortization of mortgage notes payable                     (606,349)      (1,056,165)        (483,411)
     Proceeds from debt financing                                       39,336,993       51,824,718       53,775,000
     Distributions to minority interests                                (3,127,535)      (3,634,421)      (1,282,431)
     Redemption of preferred stock                                              --               --       (1,940,000)
     Proceeds from sale of common stock                                         --               --      113,027,028
     Dividends paid on common stock                                   (103,739,255)     (10,790,505)      (3,807,505)
     Dividends paid on preferred stock                                          --               --          (63,143)
                                                                     -------------    -------------    -------------
Net cash provided by (used in) financing activities                   (131,785,144)      30,043,627       49,921,663
                                                                     -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents                    (1,478,717)      (5,932,928)       9,116,070
Cash and cash equivalents, beginning of year                             3,183,142        9,116,070               --
                                                                     -------------    -------------    -------------
Cash and cash equivalents, end of the year                           $   1,704,425    $   3,183,142    $   9,116,070
                                                                     =============    =============    =============

     Non cash investing & financing activities
Acquisition of land, building and improvements with
  assumed indebtedness                                               $          --    $          --    $ 196,863,763
                                                                     =============    =============    =============
Acquisition of real estate assets accounted for at
  the time of purchase on the equity method                          $  13,754,786    $  19,461,901    $          --
                                                                     =============    =============    =============
Dividends declared and pain in succeeding period                     $          --    $   2,771,031    $   2,477,412
                                                                     =============    =============    =============
Assumption of debt by purchaser of properties                        $ 157,036,867
                                                                     =============    =============    =============
OP Unit Redemption from sale of properties                           $  44,661,377    $          --    $          --
                                                                     =============    =============    =============

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

On December 31, 1997, the partners and members of the Contributing Companies transferred their shopping center assets or, in certain instances, their partnership or membership interests in the entities which held title to such shopping center assets, to certain newly-formed entities (the "Property Partnerships") as designated by the Operating Partnership in exchange for limited partnership interests ("Units") therein. Simultaneously, the Company contributed its fee title interest in another shopping center property plus $533 in cash to the Operating Partnership in exchange for a non-managing general partnership interest therein. Philips International Realty, LLC (the "Interim Managing General Partner"), a Delaware limited liability company whose sole member was Mr. Pilevsky, made pro rata contributions to the Operating Partnership and to each of the Property Partnerships in exchange for managing general partner/member interests therein. Additionally, the Company capitalized various wholly-owned subsidiaries so as to enable such entities to similarly obtain general partner or managing member interests in each of the Property Partnerships. The resultant effect of the foregoing, together with certain other events constituting the Formation Transactions, was that the ownership of (A) the Operating Partnership was comprised (i) .001% by a managing general partner interest held by the Interim Managing General Partner (ii) 6.1% by a non-managing general partner interest held by the Company, and (iii) 93.899% by limited partner interests held by the Unit holders and (B) the Property Partnerships were each comprised (i) .001% by a managing general partner/member interest held by the Interim Managing General Partner (ii) .01% by a non-managing general partner/member interest held by subsidiaries of the Company, and (iii) 99.989% by a limited partner or member interest held by the Operating Partnership.

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

PLAN OF LIQUIDATION

On October 13, 1999, the Board of Directors of the Company announced that it had retained a financial advisor to assist the Company in examining strategic alternatives to maximize shareholder value. The Board believed that the Company's then current stock price did not reflect the underlying value of its assets. Given the changing dynamics of the REIT market place and consistent with its commitment to realize shareholder value for all investors, the Board believed that is was prudent to explore the strategic alternatives for the Company.

On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to
(a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members in exchange for cash and the redemption of units in the Company's operating partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating dividend of $13 per share of common stock.

At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares outstanding were voted with 99.7% of these votes cast in favor of the plan of liquidation. See Note 16.

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

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. STOCK SPLIT AND PUBLIC STOCK OFFERING--(CONTINUED)


On May 13, 1998, the Company completed a primary public stock offering (the "IPO") of 7,200,000 shares of Common Stock at $17.50 per share. The proceeds from this sale of Common Stock, net of related transaction costs of approximately $13,000, totaling approximately $113,000, were used primarily to
(i) repay certain mortgage loans and other indebtedness (including accrued expenses incurred in connection with the Formation Transactions) of the Operating Partnership and the Property Partnerships, and (ii) to redeem the Series A Convertible Redeemed Preferred Stock. As a consequence of this use of proceeds, the ownership of the Operating Partnership was comprised of a 74.8% general partner interest held by the Company and a 25.2% limited partner interest held by the Unit holders. Accordingly, the Company has accounted for its interests in the Operating Partnership and the Property Partnerships on a consolidated basis effective as of the completion of the IPO. A total 9,812,869 shares of Common Stock (7,340,474) and Units (2,472,395) were outstanding effective as of the completion of the IPO.

4. SIGNIFICANT ACCOUNTING POLICIES

Business Information and Segments

The Company, its subsidiaries, affiliates and related real estate joint ventures have been engaged principally in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly located in the greater New York, N.Y. and Miami, Fl. metropolitan areas. These shopping centers are anchored generally by discount stores, supermarkets, drugstores and other retailers offering day to day shopping necessities. Management considers the Company's various operating, investing, and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based upon net income.

The Company's results of operations are significantly dependent on the overall health of the retail industry. The Company's tenant base is comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could reduce merchant sales, which could adversely affect the operating results of the Company. Kmart Corporation is the largest tenant for 2001 representing approximately 64% of the Company's minimum base rental revenues. No other tenant accounts for more than 4% of revenues.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership and the Property Partnerships effective as of May 13, 1998. See Notes 1, 2 and 3. All significant intercompany accounts and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Real Estate Properties

Building and improvements are depreciated on the straight-line method over the estimated useful lives of the assets which range from 15 to 39 years, and tenant improvements (included in buildings and improvements in the accompanying balance sheet) are amortized over the lives of the respective leases using the straight-line method.

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

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

All assets are held for sale. No impairment losses have been recorded.

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

Income Taxes

The Company has operated so as to qualify as a REIT under section 856(C) of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. As a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on any undistributed taxable income.

Income (loss) per share

Basic net income per share excludes the dilutive effects of any outstanding options and warrants. Diluted net income per share includes the dilutive (but not any anti-diliutive) effect of outstanding options and warrants calculated under the treasury stock method.

Basic and diluted net income per common share in the accompanying Consolidated Statements of Income is based upon a weighted average numbers of 7,340,474, 7,340,474 and 4,715,226 shares of Common Stock outstanding for the years ended December 31, 2000, 1999 and 1998, respectively.

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by FASB Statement No. 137), which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

Interest Capitalization

Interest costs incurred during the development and major redevelopment of shopping center properties are capitalized and amortized on the same basis as related depreciation. Total interest costs incurred, paid and capitalized during the years ended December 31, 2000, 1999 and 1998 totaled $12,424, $13,082 and $0; $12,500, $12,143 and $407; and $5,360, $4,572 and $50 respectively. A portion of interest cost is included in other income (expense), net.

5. INVESTMENTS IN REAL ESTATE JOINT VENTURES

The Company and its subsidiaries held interests in various real estate joint ventures during 2000, 1999 and 1998 which were accounted for on the equity method. These joint ventures were engaged in the operation of shopping centers which were either owned or held under a long-term ground lease. Summarized financial information regarding the financial position and operations of these real estate joint ventures is as follows: (See Note 16)

                                                                 DECEMBER 31, 2000     DECEMBER 31, 1999          DECEMBER 31,1998
                                                                 -----------------     -----------------          ----------------

                            ASSETS

Real estate, net...............................................      $    --                  $28,804                      $87,223
Other assets...................................................           --                   10,317                        4,459
                                                                     -------                  -------                      -------

                                                                     $    --                  $39,121                      $91,682
                                                                     -------                  -------                      -------

             LIABILITIES AND PARTNERS' CAPITAL
Mortgages payable..............................................      $    --                  $10,000                      $10,000
Other liabilities..............................................           --                      804                        1,211
Partners' Capital..............................................           --                   28,317                       80,471
                                                                     -------                  -------                      -------

                                                                     $    --                  $39,121                      $91,682
                                                                     -------                  -------                      -------

                                                                      YEAR ENDED            YEAR ENDED             YEAR ENDED
                                                                  DECEMBER 31, 2000     DECEMBER 31, 1999      DECEMBER 31,1998
                                                                  -----------------     -----------------      ----------------

Revenues from rental property..................................          $1,059                $6,569                $9,417
Operating expenses.............................................            (352)               (1,869)               (2,456)
Mortgage interest..............................................            (741)                 (783)                 (394)
Depreciation and amortization..................................            (216)               (1,124)               (1,505)
Other, net.....................................................              --                   369                  (665)
                                                                         -------               ------                ------

                                                                         $ (250)               $3,162                $4,397
                                                                         -------               ------                ------

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

Condensed financial information for (i) the Company as if its property operations had been consolidated as of January 1, 1998 for (a) the period January 1, 1998 to May 12, 1998 and, (b) for the year ended December 31, 1998, follows:

                                                                                       PERIOD
                                                                                   JANUARY 1, 1998
                                                                                         TO                 YEAR ENDED
                                                                                    MAY 12, 1998        DECEMBER 31, 1998
                                                                                    ------------        -----------------

OPERATING DATA:
Revenues from rental property....................................................       $12,224              $34,849
                                                                                        -------              -------

Expenses:
Operating expenses...............................................................         1,505                4,718
Real estate taxes................................................................         1,749                5,007
Management fees to affiliates....................................................           363                1,051
Interest expense.................................................................         5,337                9,582
Depreciation and amortization....................................................         2,021                5,829
General and administrative expenses..............................................            52                   62
                                                                                         ------               ------

                                                                                         11,027               26,249
                                                                                         ------               ------

Operating income.................................................................        $1,197               $8,600
                                                                                         ------               ------

7. DEFERRED CHARGES, PREPAID EXPENSES AND OTHER ASSETS

Deferred Charges and Prepaid Expenses:

Deferred charges and prepaid expenses included in the accompanying Consolidated
Balance Sheets as of December 31, 2000 and 1999 are comprised as follows:

                                                                                           2000                1999
                                                                                           ----                ----

Deferred financing....................................................................    $  --               $1,953
Deferred leasing......................................................................       --                3,716
Other deferred charges................................................................        2                  748
Prepaid expenses......................................................................      122                  433
                                                                                          -----               ------

                                                                                            124                6,850
Less, accumulated amortization........................................................       --                1,916
                                                                                          -----               ------

                                                                                          $ 124               $4,934
                                                                                          -----               ------

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. DEFERRED CHARGES, PREPAID EXPENSES AND OTHER ASSETS--(CONTINUED)

Other Assets:

Other assets in the accompanying Consolidated Balance Sheets as of December 31, 2000 and 1999 are comprised as follows:

                                                                                                 2000           1999
                                                                                                 ----           ----

Mortgage note secured by real estate..................................................         $   --         $1,765
Real estate tax, capital improvements and other escrows...............................            235          1,367
Other.................................................................................            948          1,090
                                                                                               ------         ------

                                                                                               $1,183         $4,222
                                                                                               ------         ------

At December 31, 1999, Other Assets included a loan to officer of $175, net of amortization.

8. MORTGAGES AND NOTES PAYABLE

During 2000, all debt was repaid.

As of December 31, 1999, mortgages and notes payable totalled $181,955 which were substantially collateralized by the shopping center properties. Mortgage payments were due in monthly installments of principal and/or interest and matured on various dates through 2019. The loan agreements contained customary representations, covenants and events of default.

The following table summarizes the mortgages and notes payable outstanding as of December 31, 1999:


PROPERTY                                                                                          1999
                                                                                                  ----

Millside Plaza          First mortgage notes payable to a bank with fixed interest rate          $11,941
Elm Plaza               of 7.48% due December 2002. The notes were cross- defaulted and
Foxboro Plaza           cross-collateralized. Monthly payments of principle and
                        interest total $85.

Mall on the Mile        First mortgage notes with a life insurance company with a fixed           32,860
Palm Springs Village    interest rate of 7.83% due February 2004. The notes were
                        cross-defaulted and cross-collateralized. Monthly payments of principal and interest total $260.

Merrick Commons         First mortgage note payable to a bank with a fixed interest               25,280
and Mill Basin Plaza    rate of 7.38% due January 2003. The note was collateralized by mortgages on both properties. Monthly payments of principal and interest total $178.

Munsey Park S. C.       First mortgage note payable to a bank with a fixed interest               12,612
                        rate of 8.125% due October 2007. Monthly payments of principal and interest total $95.

                        Unsecured promissory note with a fixed interest rate of                    1,250
                        5.00% due July 2001.

Walgreens at            First mortgage note with a life-insurance company with a fixed             3,812
Freeport                interest rate of 7.01% due June 2019. Monthly payments of
                        principal and interest total $30.                                             --


                        Total fixed rate obligations                                              87,755
                        ----------------------------                                              ------


                       (Table continued on following page)

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. MORTGAGES AND NOTES PAYABLE--(CONTINUED)


PROPERTY                                                                                           1999
                                                                                                   ----

Forest Ave.             Revolving credit facility bearing interest at rates ranging               94,200
Branhaven Plaza         from LIBOR plus 1.25% to 1.75% (8.23% at December 31, 1999),
Meadowbrook Commons     maturing in May 2000, subject to extension upon mutual
Shops on 49th Street    agreement of the parties.
Philips Plaza
Tradewinds
Bayhill Plaza
Central Park Ave

                        Total variable rate obligations                                           94,200
                        -------------------------------                                         --------

                        Total mortgages and notes payable                                       $181,955
                        ---------------------------------                                       --------


Credit Facility

The Company established a revolving credit facility of $100,000 upon the consummation of the IPO. The availability of funds under the credit facility was subject to the Company's compliance with a number of customary financial and other covenants on an on-going basis. The credit facility had been used primarily to finance its acquisition and redevelopment activities. Borrowings under the credit facility were collateralized by certain shopping center properties with recourse to the Company and the Operating Partnership. The credit facility was cancelled during 2000.

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values for financial instruments were determined by management using market information available as of December 31, 2000, and 1999 and appropriate valuation methodologies which included, in the case of debt instruments, consideration of interest rates available for the issuance of debt with terms and maturities similar to its outstanding indebtedness. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2000.

Cash equivalents, accounts receivable and mortgages and notes payable are reflected in the accompanying Consolidated Balance Sheets as of December 31, 2000 and 1999 at amounts which reasonably approximate their fair values.

10. RELATED PARTY TRANSACTIONS

The Company has entered into a management agreement with Philips International Holding Corp. ("PIHC"), a related party, which provides for day-to-day management, leasing and construction supervisory services. Fees payable for such services are (i) a management fee equal to 3% of gross rental collections, (ii) leasing commissions in amounts not to exceed local current market rates, and
(iii) construction supervisory fees up to 10% of the costs of a project. In addition, PIHC is reimbursed for certain direct out-of-pocket expenses. Fees paid for such services totaled $1,300, $1,900 and $1,441 for the years ended December 31, 2000, 1999 and 1998, respectively. See also Notes 2 and 16.

11. COMMITMENTS AND CONTINGENCIES

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

The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases which may expire during the period, for leases in effect at December 31, 2000 are as follows:

2001.................................................................. $   3,988
2002..................................................................     3,674
2003..................................................................     3,415
2004..................................................................     3,280
2005......................................... ........................     3,213
Thereafter............................................................    24,308
                                                                       ---------
                                                                       $  41,878
                                                                       =========

Percentage rent included in revenues from rental property was $1,231, $1,152 and $537 for the years ended December 31, 2000, 1999 and 1998, respectively. Kmart is the Company's largest tenant for 2001 representing approximately 64% of the Company's minimum base rental revenues.

Legal Proceedings

On October 2, 2000, a class action complaint was filed in the United States District Court for the Southern District of New York against the Company and its directors. The complaint alleged a number of improprieties concerning the pending plan of liquidation of the Company. The Company believes that the asserted claims are without merit, and will defend such action vigorously. On November 9, 2000, the Court, ruling from the bench, denied the plaintiff's motion for a preliminary injunction seeking to prevent the liquidation based essentially on the same allegations as in the complaint. This bench ruling was followed by a written order dated November 30, 2000 wherein the Court concluded that the plaintiff had failed to demonstrate either that it was likely to succeed on the merits of its case or that there were sufficiently serious questions going to the merits of its case to make it fair ground for litigation. The plaintiffs in the action continue to prosecute the suit as a damage claim against the Company and its directors. The Company continues to believe that the action is without merit and will continue to defend it vigorously.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. STOCK OPTION PLAN

The Company has maintained a stock option plan pursuant to which a maximum 852,550 shares of the Company's Common Stock may be issued for qualified and non-qualified options. Options granted under the Plan generally vest ratably over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant, unless otherwise determined by the Board in its sole discretion. The following is a summary of option activity for 2000, 1999 and 1998:



                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                                          PRICE
                                                              SHARES       PER
                                                              (000)       SHARE
                                                              ------    --------

Options outstanding, December 31, 1997......................    --            --
Granted.....................................................   659        $17.48
                                                               ---        ------

Options outstanding, December 31, 1998......................   659        $17.48
Granted.....................................................    50        $16.75
Forfeited...................................................    (1)       $17.50
                                                               ---        ------

Options outstanding, December 31, 1999......................   708        $17.43
Granted..                                                        0             0
Forfeited                                                       (3)       $17.50
                                                               ---        ------
Options outstanding, December 31, 2000                         705        $17.43
                                                               ---        ------
Options exercisable:
December 31, 1998...........................................   185        $17.50
December 31, 1999...........................................   395        $17.49
December 31, 2000...........................................   705        $17.43

In conjunction with the Company's adoption of the Plan described in Note 2, and the disposal of substantially all of the Company's shopping center properties, all options outstanding at December 31, 2000 are fully vested and as of January 1, 2001, each option holder received a contractual right to a cash distribution to be made on the same basis and at the same time as distributions are made to shareholders, in cancellation of the option holder's right to exercise the option. The amount of proceeds per share covered by an option paid to each option holder will equal the per share proceeds distributed to shareholders less the option holder's per share exercise price. This contractual right will be retained after the option holder's termination of employment.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" the Company's pro forma net income and net income per share for calendar years 2000, 1999 and 1998 would have been $47,814, or $6.51; $7,970, or $1.09; and $4,072, or $.86 per basic and diluted share, respectively. These calculations were made using a binomial option-pricing model to estimate fair value of options using subjective assumptions, which can materially affect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. The following are the primary assumptions used in the above calculations during 2000, 1999 and 1998: (i) risk-free interest rates of 5.87%, 6.62% and 5.11%,
(ii) dividend yields on the Company's common stock of 8.36%, 9.01% and 7.71%,
(iii) volatility factors for the market price of the Company's common stock of 23.21%, 24.80% and 21.62% and weighted average expected lives of options of 10 years. The weighted average fair value at the dates of grant for options awarded during 1999 and 1998 was $2.27 and $2.32, respectively. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and the fair value thereof may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. SUPPLEMENTAL FINANCIAL INFORMATION

The following summary represents the results of operations for each quarter during the years ended December 31, 2000 and 1999.



                                                                                              2000 (UNAUDITED)
                                                                                              ----------------
                                                                                MAR. 31      JUNE 30     SEPT. 30   DEC. 31
                                                                                -------      -------     --------   -------

Revenues from rental property...............................................    $12,641      $12,762      $10,304   $ 7,427
Income before extraordinary items...........................................      2,392        2,380        2,743    42,482
Income before extraordinary items per common share

     Basic..................................................................    $   .33      $   .32      $   .37   $  5.79
     Diluted................................................................    $   .33      $   .32      $   .37   $  5.79

                                                                                            1999 (UNAUDITED)
                                                                                            ----------------

                                                                                MAR. 31     JUNE 30    SEPT. 30     DEC. 31
                                                                                -------     -------    --------     -------

Revenues from rental property...............................................    $ 9,212       $9,347      $11,922   $11,976
Income before extraordinary items...........................................      1,821        1,919        2,247     2,349
Income before extraordinary items per common share
     Basic..................................................................     $  .25       $  .26      $   .31   $   .32
     Diluted................................................................     $  .25       $  .26      $   .31   $   .32




14. EXTRAORDINARY ITEMS

The accompanying Consolidated Statements of Income for the years ended December 31, 2000 and 1998, include extraordinary losses representing the Company's share of prepayment penalties incurred and deferred financing costs written-off in connection with the repayment of certain mortgage loans, partially offset in calendar year 2000 by an extraordinary gain related to the repayment of a note payable at a discount.

15. DIVIDENDS ON COMMON AND PREFERRED STOCK

Stock Dividends

The Company declared dividends on its Common Stock for 2000, 1999 and 1998 as follows:

                                                                          RECORD        DATE OF          AMOUNT
DATE OF DECLARATION                                                        DATE         PAYMENT         PER SHARE
                                                                           ----         -------         ---------

2000 Year
3/15/00...........................................................       3/31/00         4/17/00         $.3775
6/15/00...........................................................       6/30/00         7/17/00         $.3775
12/5/00...........................................................      12/15/00        12/22/00         $13.00

1999 Year
3/15/99............................................................      3/31/99         4/15/99         $.3775
6/15/99............................................................      6/30/99         7/15/99         $.3775
9/15/99............................................................      9/30/99        10/15/99         $.3775
12/15/99...........................................................     12/31/99         1/18/00         $.3775

1998 Year
6/15/98............................................................      6/30/98         7/15/98         $.1812
9/15/98............................................................      9/30/98        10/15/98         $.3375
12/15/98...........................................................     12/31/98         1/15/99         $.3375

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

16. ACQUISITION AND DISPOSITION OF REAL ESTATE INTERESTS

Acquisitions

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

During 1999, the Company substantially completed the development of the 50,000 square foot shopping center in Glen Cove, Long Island. Staples, the anchor tenant, opened its office supply superstore in November 1999. Approximately $4.8 million was expended in 1999 toward completion of the shopping center which had a total development cost of approximately $8.1 million. The Company also completed a 14,000 square foot Walgreen's store in Freeport, Long Island in April 1999 with the expenditure of $1.8 million in 1999 bringing total development cost to $3.5 million.

In March 1999, the Company acquired the remaining 50% interest in a 196,000 square foot shopping center development project in Palm Beach County, Florida for approximately $3.5 million. The reporting of financial position and results of operations of this property by the Company reflects a change from the equity to consolidation method of accounting effective in the first quarter of 1999.

During the first quarter 2000, the Company acquired for approximately $1 million in cash the minority interests in, and began reporting on a consolidated basis the results of operations for, two shopping center properties previously accounted for under the equity method.

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

Dispositions

At December 31, 1999 the Company had a $7.1 million joint-venture investment in a proposed retail-residential redevelopment project. The joint venture sold this project in March 2000 and the Company's investment was returned in full. A shareholder and Unit holder of the Company was also an investor in this joint venture.

On July 14, 2000, certain subsidiaries of the Company sold seven properties aggregating approximately 620,000 square feet to Kimco Income Operating Partnership, L.P., a Delaware limited partnership ("Kimco"), for a total consideration of $67.3 million pursuant to a Purchase and Sale Agreement dated as of April 28, 2000. The purchase price was comprised of approximately $51.0 million in cash and mortgage debt assumption of $16.3 million. The properties included four New York shopping centers (Walgreens at Freeport, Munsey Park, Yonkers and Glen Cove) and three in Florida (Key Largo, Orlando and Lake Mary). The sale of these seven properties resulted in a gain of $1.2 million, net of $.4 million of minority interest.

On December 4, 2000, in conjunction with the plan of liquidation approved by stockholders on October 10, 2000, certain affiliates of the Company disposed of interests in eight properties aggregating approximately 1,178,000 square feet to Kimco for a total consideration of $137 million pursuant to an Asset Contribution, Purchase and Sale Agreement dated as of April 28, 2000. The purchase price was comprised of approximately $71.1 million in cash, $55.4 million in mortgage debt assumption and $10.5 million of equity redemption (576,326 Operating Partnership Units valued at $18.25 per Unit). The properties included four New York shopping centers (Forest Avenue Shoppers Town, Meadowbrook Commons, Merrick Commons and Mill Basin Plaza), two Connecticut shopping centers (Branhaven Plaza and Elm Plaza), one shopping center property in New Jersey (Millside Plaza) and one shopping center property in Massachusetts (Foxboro Plaza). The disposition of these properties resulted in a gain of approximately $17.4 million, net of $6.6 million in minority interest.

Also in conjunction with its plan of liquidation, the Company has completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to certain limited partners in the Operating Partnership, including Philip Pilevsky, the Company's Chairman and Chief Executive Officer ("The Hialeah Agreements"). The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of their entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a book gain of $24.4 million, net of $9.3 million of minority interest.

The sale of an additional redevelopment site (Palm Springs Plaza in Lake Worth, Florida) to these limited partners for approximately $7.7 million in in cash is under contract and scheduled to close on or before June 1, 2001. The purchase price to be paid by limited partners under the Palm Springs Plaza agreement will be adjusted so that the value per Unit received by them pursuant to the above-referenced Hialeah agreements ($18.25 per Unit) and the estimated per share value to be received by our stockholders in the liquidation will be the same.

17. PRO FORMA FINANCIAL INFORMATION

As discussed in Note 16, the Company acquired the nine shopping center properties anchored by Kmart during the year ended December 31, 1999 and acquired a shopping center located in Munsey Park, New York during the year ended December 31, 1998. The pro forma information set forth below is based upon the Company's Consolidated Statement of Income for the year ended December 31, 1999 and the historical operating results for 1998 after giving effect to the Offering, adjusted to give effect to the property acquisitions as of January 1, 1998.

This pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been, had the property acquisition occurred as of January 1, 1998.

                                                          YEAR ENDED  YEAR ENDED
                                                          12/31/99     12/31/98
                                                          --------     --------

Revenues from rental property............................. $46,458      $45,321
Income before extraordinary items......................... $ 8,702      $ 8,311
Income before extraordinary items, basic and diluted per
  common share............................................ $  1.19      $  1.13

As discussed in Note 16, the Company disposed of substantially all of its properties during the third and fourth quarters of 2000. The pro forma information set forth below is based upon the Company's Consolidated Statements of Income for the years ended December 31, 2000 and 1999 adjusted to give effect to the property dispositions as of January 1, 1999.

This pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been, had the property dispositions occurred as of January 1, 1999.

                                                          YEAR ENDED  YEAR ENDED
                                                          12/31/00     12/31/99
                                                          --------     --------

Revenues from rental properties.........................   $4,057     $ 2,982
Income before extraordinary items.......................   $1,447     $   779
Income (loss) before extraordinary items, basic and
  diluted per common share..............................   $  .20     $   .11

                       PHILIPS INTERNATIONAL REALTY CORP.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                             Cost Capitalized
                                                         Initial Cost                   Subsequent to Acquisition
                                               --------------------------------       ------------------------------
                                               Land and           Buildings and       Land and         Buildings and
Description                  Encumbrances      Improvements       Improvements        Improvements     Improvements
-----------                  ------------      ------------       -------------       -------------    ------------

Kmart Sacramento Center           $0             $  678             $ 2,711             $ 0               $ 0
Sacramento, CA

Kmart Atwater Shopping Center
Atwater, CA                        0                571               2,285               0                 0

Pennryile Marketplace
Hopkinsville, KY                   0                882               3,527               0                 0

North Star Shopping Center
Alexandria, MN                     0                848               3,415               0                 0

McHenry Commons
McHenry, IL                        0              1,421               5,685               0                 0

Reedley Shopping Center
Reedley, CA                        0                700               2,799               0                 0

Port Angeles Shopping Center
Port Angeles, WA                   0                471               1,884               0                 0

Palm Springs Plaza
Lake Worth, FL                     0              1,287               5,160               0               334
                                  --             ------             -------              --            ------


                                   0             $6,858             $27,466               0            $  334
                                  --             ------             -------              --            ------


                       PHILIPS INTERNATIONAL REALTY CORP.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        Gross Amounts at Which
                                                        Carried at Close of Period
                                    --------------------------------------------------------------                     Life on Which
                                   Land and           Buildings and                     Accumulated          Date       Depreciation
Description                        Improvements       Improvements       Total          Depreciation        Acquired     is Computed
-----------                        ------------       ------------       -----          ------------        --------     -----------



Kmart Sacramento Center             $   678           $ 2,711          $ 3,389            $  102            7/01/99        39 Years
Sacramento, CA

Kmart Atwater Shopping Center
Atwater, CA                             571             2,285            2,856                86            7/01/99        39 Years

Pennryile Marketplace
Hopkinsville, KY                        882             3,527            4,409               132            7/01/99        39 Years

North Star Shopping Center
Alexandria, MN                          848             3,415            4,263               127            7/01/99        39 Years

McHenry Commons
McHenry, IL                           1,421             5,685            7,106               213            7/01/99        39 Years

Reedley Shopping Center
Reedley, CA                             700             2,799            3,499               105            7/01/99        39 Years

Port Angeles Shopping Center
Port Angeles, WA                        471             1,884            2,355                71            7/01/99        39 Years

Palm Springs Plaza
Lake Worth, FL                        1,287             5,494            6,781               243            3/10/99        39 Years
                                    -------           -------          -------            ------

                                    $ 6,858           $27,800          $34,658            $1,079
                                    -------           -------          -------            ------

                       PHILIPS INTERNATIONAL REALTY CORP.

       SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

The changes in real estate for the three years ended December 31, 2000 are as follows:

                                                                                  2000          1999           1998
                                                                                  ----          ----           ----

Balance, beginning of year..............................................      $ 288,450        $228,896       $199,428
Property acquisitions ..................................................         15,239          54,781         24,576
Improvements............................................................            756           4,773          4,892
Property dispositions                                                          (269,787)             --             --
                                                                              ----------       --------       --------

Balance, end of year....................................................      $  34,658        $288,450       $228,896
                                                                              ---------        --------       --------

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2000 was $34,700.

The changes in accumulated depreciation for the three years ended December 31, 2000 are as follows:


                                                                                  2000          1999           1998
                                                                                  ----          ----           ----

Balance, beginning of year..............................................      $ 26,820         $19,982        $14,556
Depreciation for period.................................................         5,281           6,838          5,426
Property dispositions                                                          (31,023)             --             --
                                                                              ---------        -------        -------
Balance, end of year....................................................      $  1,078         $26,820        $19,982
                                                                              ---------        -------        -------

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


                  SIGNATURE                                          TITLE                                DATE
                  ---------                                          -----                                ----

            /s/ PHILIP PILEVSKY                 Chairman of the Board and Chief Executive              April 16, 2001
            -------------------                 Officer
                Philip Pilevsky


            /s/ LOUIS J. PETRA                  Director and President                                 April 16, 2001
            ------------------
                Louis J. Petra


            /s/ SHEILA LEVINE                   Director, Chief Operating Officer,                     April 16, 2001
            -----------------                   Executive Vice President and Secretary
                Sheila Levine


            /s/ CARL KRAUS                      Chief Financial Officer                                April 16, 2001
            -----------------
                Carl Kraus


            /s/ ARNOLD S. PENNER                Director                                               April 16, 2001
            --------------------
                Arnold S. Penner


            /s/ A. F. PETROCELLI                Director                                               April 16, 2001
            --------------------
                A. F. Petrocelli


            /s/ ELISE JAFFE                     Director                                               April 16, 2001
            --------------------
                Elise Jaffe


            /s/ ROBERT GRIMES                   Director                                               April 16, 2001
            --------------------
                Robert Grimes