Form 10-K/A
period 2000-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2001-04-30
CIK 1050686

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

/X/   ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended:  December 31, 2000

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 1-14095

                       PHILIPS INTERNATIONAL REALTY CORP.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Maryland                                         13-3963667
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. employer identification no.)

417 Fifth Avenue, New York, New York                            10016
------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip code)

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

                                      None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                             --------   -------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

                       PHILIPS INTERNATIONAL REALTY CORP.

                                 AMENDMENT NO. 1
                        TO THE ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     Philips International Realty Corp. (the "Registrant" or the "Company") hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as set forth in the pages attached hereto:

      1.  ITEM 10 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below is certain information as of April 23, 2001, for (i) the members of the Board of Directors of the Company, (ii) the executive officers of the Company and (iii) the directors and executive officers of the Company as a group:


                                                                                                                Percentage of
                                                                                                                Shares outstanding
                                                                                                 Percentage     (on a
                                                                                                 of Shares      fully-
                                                     First    Term                Number of      Outstanding    diluted
Name and Position                                    Age      Elected  Expires(1) Shares(2)(3)   (%)            basis)%
-----------------                                    ---      -------  ---------- ------------   ---            -------

Philip Pilevsky, Chairman of the Board of
   Directors and Chief Executive Officer............ 54       1997     2001        344,695(6)    4.7               4.7

Louis J. Petra, President and Director.............. 47       1997     2002              0(7)    *                 *

Sheila Levine, Chief Operating Officer, Executive
   Vice President, Secretary and Director(4)........ 43       1997     2000          2,800(8)    *                 *

Carl E. Kraus, Chief Financial Officer.............. 53         --       --         12,449(9)    *                 *

Elise Jaffe, Director(5)............................ 45       1997     2002          1,000(10)   *                 *

Robert S. Grimes, Director(4)....................... 56       1997     2001         12,800(11)   *                 *

Arnold S. Penner, Director(4)....................... 64       1997     2001              0(12)   *                 *

A. F. Petrocelli, Director(5)....................... 57       1997     2000         57,100(13)   *                 *
                                                                                   ----------    -                 -

All directors and executive officers as a group
   (8 persons) .....................................                               430,844(14)   5.9               5.9
                                                                                   ----------    ---               ---
                                                                                   ----------    ---               ---


---------------------
* Beneficial Ownership of less than 1 percent is omitted.

(1) The Company's charter divides the Company's Board of Directors into three classes, with the members of each such class serving staggered three-year terms until their successors are duly elected and qualified. The Board of Directors presently consists of seven members as follows: Class I directors, Louis J. Petra and Elise Jaffe, whose terms expire in 2002; Class II directors, Sheila Levine and A.F. Petrocelli, whose terms expired in 2000; and Class III directors, Philip Pilevsky, Robert Grimes and Arnold S. Penner, whose terms expire in 2001. In light of the adoption of the Company's plan of liquidation on October 10, 2000, the Class II and III directors have and are expected to remain in office (along with the Class I directors) until the liquidation is completed.

(2) Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3) On January 1, 2001, effective as of December 22, 2000, in conjunction with the adoption of the Company's plan of liquidation on October 10, 2000 and the disposal of substantially all of the Company's shopping center properties on December 4, 2000, all options outstanding at December 22, 2000 (the payment date for the Company's $13.00 per share initial liquidating dividend) became fully vested (as of December 4, 2000) and each option holder received a contractual right (a "Contract Right") to a cash distribution to be made on the same basis and at the same time as distributions are made to shareholders, in cancellation of the option holder's right to exercise the option. The amount of proceeds per share covered by an option paid to each option holder will equal the per share proceeds distributed to shareholders less the option holder's per share exercise price. This Contract Right will be retained after the option holder's termination of employment.

(4)   Member of the Compensation Committee of the Board of Directors.

(5)   Member of the Audit Committee of the Board of Directors.

(6) Includes 344,695 shares of Common Stock. Does not include 240,000 Contract Rights.

(7)   Does not include 100,000 Contract Rights.

(8) Includes 2,800 shares of Common Stock. Does not include 100,000 Contract Rights.

(9) Includes 12,449 shares of Common Stock. Does not include 50,000 Contract Rights.

(10) Includes 1,000 shares of Common Stock. Does not include 10,000 Contract Rights.

(11) Includes 12,800 shares of Common Stock (11,400 shares of Common Stock were purchased by SEJ Properties, L.P. of which Mr. Grimes is the President/Treasurer and a shareholder of the general partner, SEJ Properties, Inc. 1,400 shares of Common Stock were purchased by Mr. Grimes' spouse, Ellen Grimes). Does not include 10,000 Contract Rights.

(12)  Does not include 10,000 Contract Rights.

(13) Includes 57,100 shares of Common Stock. Does not include 10,000 Contract Rights.

(14)  Does not include 530,000 Contract Rights.

      Biographical information concerning the directors and executive officers is set forth below.

      PHILIP PILEVSKY is Chairman of the Board, Chief Executive Officer and a Director of the Company, and has served as Chief Executive Officer and President of Philips International Holding Corp. since its formation in 1982. Mr. Pilevsky has been involved in the real estate business for 28 years, including the development, leasing, management, operation, acquisition and disposition of commercial properties. Together with Ms. Levine, he founded the entities that now comprise Philips International Holding Corp. and its affiliates. Mr. Pilevsky is a nationally recognized member of the real estate community, providing the Company with strategic leadership and a broadly based network of relationships. Outside the real estate industry he is renowned as an educator, author in the field of international relations and frequent commentator for Fox 5 and CNBC. Mr. Pilevsky received a Bachelor of Arts degree from C.W. Post College and a Masters Degree of Arts and a Masters Degree of Education from Columbia University. Mr. Pilevsky is the brother of Sheila Levine.

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

      SHEILA LEVINE is Chief Operating Officer, Executive Vice President, Secretary and a Director of the Company, and has served as Chief Operating Officer and Executive Vice President of Philips International Holding Corp. Ms. Levine oversees the daily operations of the Company including acquisitions, development, property management, finance and asset management, construction, leasing and marketing for each property in the Company's portfolio. Ms. Levine is also responsible for overseeing property development, which entails setting the management direction from pre-construction planning to the marketing and leasing strategies. She has been involved in the real estate business for 20 years and, together with Mr. Pilevsky, founded the entities that now comprise Philips International Holding Corp. and its affiliates. Ms. Levine received a Bachelor of Science in Business Administration from Hofstra University's School of Business. Ms. Levine is the sister of Mr. Pilevsky.

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

      ELISE JAFFE is a Director of the Company. Ms. Jaffe has served since 1994 as Senior Vice President of Real Estate for Dress Barn, Inc., a major women's apparel retailer owning approximately 725 stores within the United
States. She has been with Dress Barn, Inc. for 18 years and serves on its Executive Committee. Ms. Jaffe is on the Advisory Board of the International Council of Shopping Centers/Value Retail News and is Vice President and the Treasurer of the Paul Taylor Dance Foundation. Ms. Jaffe graduated from Tufts University with a Bachelor of Arts in English and Psychology.

      ARNOLD S. PENNER is a Director of the Company. For over 30 years Mr. Penner has been active in the real estate market as a real estate broker and investor in a diverse portfolio of properties, including office buildings, retail properties and parking facilities. Mr. Penner is a Director of United Capital Corp. ("United Capital"), an American Stock Exchange-listed company specializing in the investment and management of real estate assets and the manufacturing and sale of antenna and transformer products to a global customer base. Mr. Penner also is involved with several philanthropic organizations devoted to children's education.

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

      To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company, the Company believes that during fiscal year 2000, its officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Arnold S. Penner, a director of the Company, failed to timely file one Form 4, which reported the sale of 10,000 shares of the Company's Common Stock. Such Form 4 was filed 21 calendar days after the required filing date.

      2.    ITEM 11 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

EXECUTIVE COMPENSATION

      The following table sets forth certain information concerning the compensation of the chief executive officer and the four other executive officers of the Company (collectively, the "Named Executive Officers") for the period January 1, 1998 through December 31, 2000.



                           SUMMARY COMPENSATION TABLE


                                                                                                     LONG-TERM COMPENSATION
                                                                                           -----------------------------------------
                                            ANNUAL COMPENSATION (1)                        AWARDS                  PAYOUTS
                                ---------------------------------------------   ---------------------------        --------
                                                                                                 Securities
                                                                                Restricted      Underlying      LTIP
Name and                                                       Other Annual        Stock        Options/SARs   Payouts   All Other
Principal Position              Year    Salary($)  Bonus($)    Compensation($)  Award(s)($)         (#)          ($)    Compensation
------------------              ----    ---------  --------    ---------------  -----------         ---        -------  ------------

Philip Pilevsky..........       2000          0(3)          0             0         0                 0          0               0
Chief Executive Officer         1999          0(3)          0             0         0                 0          0               0
                                1998          0(3)          0             0         0         240,000(2)         0               0

Louis J. Petra.........         2000      165,625     250,000             0         0                 0          0     1,057,933(7)
President                       1999      175,000           0             0         0                 0          0               0
                                1998      175,000           0             0         0         100,000(2)         0               0

Sheila Levine.........          2000      159,369           0             0         0                 0          0               0
Chief Operating Officer,        1999      175,000           0             0         0                 0          0               0
Executive Vice President and    1998      175,000           0             0         0         100,000(2)         0               0
Secretary

Brian J. Gallagher......        2000      150,349           0             0         0                 0          0       464,538(7)
Acquisitions Director(6)        1999      162,400           0             0         0                 0          0               0
                                1998      150,000           0             0         0          25,000(2)         0               0

Carl E. Kraus                   2000      143,238           0             0         0                 0          0       396,200(7)
Chief Financial Officer         1999       66,346           0             0         0          50,000(5)         0               0
                                1998          (4)         (4)           (4)       (4)               (4)        (4)              (4)

-----------------------

(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus & any other annual compensation earned by each Named Executive Officer during the year indicated.

(2) Represents an option to purchase shares of Common Stock at an exercise price of $17.50 per share which as of January 1, 2001, effective December 22, 2000, now is an equivalent Contract Right.

(3) Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, did not receive compensation from the Company in consideration for services rendered in such capacities during calendar years 2000, 1999 and 1998.

(4) Carl Kraus commenced employment with the Company in July 1999. Accordingly, he did not receive compensation from the Company during 1998.

(5) Represents an option to purchase shares of Common Stock at an exercise price of $16.75 per share which as of January 1, 2001, effective December 22, 2000, now is an equivalent Contract Right.

(6) Brian J. Gallagher resigned from his position as Acquisitions Director of the Company effective December 4, 2000.

(7) Includes payments made in connection with the termination of the executive officer's employment agreement with the Company upon the sale of substantially all of the assets of the Company on December 4, 2000. See "Employment Contracts; Termination of Employment."


                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                       Number of Securities
                                                                      Underlying Unexercised      Value of Unexercised In-
                                                                      Options/SARs at Fiscal      The-Money Options/SARs at
                                     Shares                                YEAR-END (#)              FISCAL YEAR-END ($)
                                     Acquired         Value                ------------              -------------------
                                     on Exercise    Realized
NAME                                 (#)             ($)        EXERCISABLE(1)  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                                 ---             ---        --------------  -------------    -----------  -------------

Philip Pilevsky..............         0               0              (1)              0               0              0
Louis J. Petra...............         0               0              (1)              0               0              0
Sheila Levine................         0               0              (1)              0               0              0
Brian J. Gallagher...........         0               0              (1)              0               0              0
Carl E. Kraus................         0               0              (1)              0               0              0

----------
(1) In conjunction with the adoption of the Company's plan of liquidation and the disposal of substantially all of the Company's shopping center properties, Philip Pilevsky received 240,000 Contract Rights, Louis J. Petra received 100,000 Contract Rights, Sheila Levine received 100,000 Contract Rights, Brian J. Gallagher received 25,000 Contract Rights and Carl E. Kraus received 50,000 Contract Rights, in substitution for previously vested stock options granted in years prior to 2000. Such Contract Rights represent the right to receive the excess per share over the exercise price (generally $17.50) of the ultimate aggregate per share liquidating distributions to stockholder. The value of such Contract Rights is at present not calculable.

COMPENSATION OF DIRECTORS

      DIRECTORS' FEES. Each non-employee director of the Company is paid $10,000 per year, plus (i) $750 for attendance in person at each meeting of the full Board of Directors, (ii) $500 for attendance in person at each meeting of a committee thereof, if such meeting is held on a day other than the day of a full Board meeting, and (iii) $250 for each telephonic meeting participation. Each non-employee director of the Company has also received a grant of options to purchase 10,000 shares of Common Stock at $17.50 per share under the Stock Option Plan, which options have been converted into Contract Rights. Employee directors of the Company are not compensated for their services as directors. Each director will be reimbursed for expenses relating to attendance at meetings of the Board of Directors or any committee thereof. During 2000, Elise Jaffe, Robert S. Grimes, Arnold S. Penner, and A.F. Petrocelli received directors' fees in the amounts of $11,750, $12,250, $12,250 and $12,250 respectively.

      STOCK OPTION PLAN. Pursuant to the 1997 Stock Option and Long-Term
Incentive

Plan (the "Stock Option Plan"), each non-employee director was granted a non-qualified option to purchase 10,000 shares of Common Stock in connection with the director's initial appointment to the Board of Directors, which have now been converted into Contract Rights. These grants under the Stock Option Plan were made at an exercise price equal to the "fair market value" (as defined under the Stock Option Plan) at the time of the grant of the shares of Common Stock subject to such option. No options were granted to directors or executive officers in 2000.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT

      LOUIS J. PETRA TERMINATION OF EMPLOYMENT AGREEMENT. In connection with the Company's plan of liquidation, on December 4, 2000, Mr. Petra's employment agreement with the Company (the "Petra Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. In connection with such termination, pursuant to the terms of the Petra Employment Agreement, Mr. Petra received the remainder of his salary through December 31, 2000, forgiveness of the $1,000,000 non-recourse stock acquisition loan (plus interest) made by the Company to Mr. Petra (the "Petra Loan"), and tax gross-up payments relating to such forgiveness of the interest on such loan. In addition, all unvested options granted to Mr. Petra immediately vested. The Company subsequently entered into an at-will employment arrangement with Mr. Petra (the "Petra At-Will Arrangement"), whereby Mr. Petra will serve as President of the Company and will receive a salary of $1,200 for each day worked, customary employee benefits and reimbursement for reasonable business expenses. The Petra At-Will Arrangement may be terminated by the Company or Mr. Petra at any time and for any or no reason. Mr. Petra will not be entitled to any severance payments in connection with the termination of the Petra At-Will Arrangement, and no non-competition provisions apply.

      SHEILA LEVINE TERMINATION OF EMPLOYMENT AGREEMENT. In connection with the Company's plan of liquidation, on December 4, 2000, Ms. Levine's employment agreement with the Company (the "Levine Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. All unvested options granted to Ms. Levine immediately vested (they would have vested on January 1, 2001). The Company subsequently entered into an at-will employment arrangement with Ms. Levine (the "Levine At-Will Arrangement"), whereby Ms. Levine will serve as Chief Operating Officer, Executive Vice President and Secretary of the Company and will receive no salary, but will receive reimbursement for reasonable business expenses.

      BRIAN J. GALLAGHER TERMINATION OF EMPLOYMENT AGREEMENT. In connection with the Company's plan of liquidation, on December 4, 2000, Mr. Gallagher's employment agreement with the Company (the "Gallagher Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. In connection with such termination, pursuant to the terms of the Gallagher Employment Agreement, Mr. Gallagher received a severance payment of $414,538 and forgiveness of the $50,000 non-recourse stock acquisition loan (plus interest) made by the Company to Mr. Gallagher (the "Gallagher Loan"). In addition, all unvested options granted to Mr. Gallagher immediately vested, although they would have vested on January 1, 2001. Mr. Gallagher left the Company's employ on December 4, 2000.

      CARL E. KRAUS EMPLOYMENT AGREEMENT. In connection with the Company's plan of liquidation, on December 4, 2000, Mr. Kraus' employment agreement with the Company (the "Kraus Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. In connection with such termination, pursuant to the terms of the Kraus Employment Agreement, Mr. Kraus received the remainder of his salary through December 31, 2001 and forgiveness of the $200,000 non-recourse stock acquisition loan (plus interest) made by the Company to Mr. Kraus (the "Kraus Loan"). In addition, all unvested options granted to Mr. Kraus immediately vested. The Company subsequently entered into an at-will employment arrangement with Mr. Kraus (the "Kraus At-Will Arrangement"), whereby Mr. Kraus will serve as Chief Financial Officer of the Company and will receive a salary of $1,200 for each day worked, customary employee benefits and reimbursement for reasonable business expenses. The Kraus At-Will Arrangement may be terminated by the Company or Mr. Kraus at any time and for any or no reason. Mr. Kraus will not be entitled to any severance payments in connection with the termination of the Kraus At-Will Arrangement, and no non-competition provisions apply.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Sheila Levine, a member of the Compensation Committee of the Board of Directors in fiscal 2000, also served as the Chief Operating Officer, Executive Vice President and Secretary of the Company during such time period. Ms. Levine also is a party to certain related transactions with the Company. See "Certain Relationships and Related Transactions." The remaining two members of the Compensation Committee of the Board of Directors (comprising a majority thereof) are Robert S. Grimes and A.F. Petrocelli. Messrs. Grimes and Petrocelli are independent, outside directors of the Company who are neither employed by, nor have any other affiliation with, the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Company currently is operating under a plan of liquidation and therefore believes that a complete Board Compensation Committee Report on Executive Compensation is not relevant. The Compensation Committee believes that the Company's current arrangement with its officers is reasonable in light of the circumstances.

      BASE SALARIES. The base compensation levels for the Company's executive officers in 2000 (which were the same as 1999) that existed prior to the December 4, 2000 sale of substantially all of the assets of the Company were set to compensate the executive officers for the functions they perform as well as to be consideration for certain non-competition provisions in the agreements. While no specific formula was used to determine base compensation levels for the Company's executive officers, the Company believes that the base salaries were generally in line with those of other publicly held real estate investment trusts the Company has reviewed, some of which entities are included in the NAREIT Equity REIT Index. A bonus of $250,000 was paid to Mr. Petra in recognition of his service as the Company's President.

      STOCK OPTION PLAN. Awards were granted under the Stock Option Plan based on a number of factors, including (i) the executive officer's or key employee's position in the Company, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already holds an equity stake in the Company, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group, and (v) individual contribution to the success of the Company's financial performance. However, the Stock Option Plan does not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the Compensation Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. No options were granted in 2000.

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

      CHIEF EXECUTIVE OFFICER COMPENSATION. Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer of the Company, does not currently receive any remuneration for services performed in such capacities. Mr. Pilevsky is, however, a shareholder of the Company and receives dividends in respect of these equity interests as may be declared from time to time by the Board generally with regard to all shares of Common Stock then outstanding.

                                   COMPENSATION COMMITTEE
                                   OF THE BOARD OF DIRECTORS

                                          SHEILA LEVINE
                                          ARNOLD S. PENNER
                                          ROBERT S. GRIMES

PERFORMANCE GRAPH

      Trading of the Company's Common Stock commenced on May 8, 1998, on a when issued basis. The following graph compares total stockholder returns from May 8, 1998 through December 31, 2000 to the Standard & Poor's 500 Stock Index ("S&P 500")
and to the National Association of Real Estate Investment Trust's Equity
REIT Total Return Index ("NAREIT"). The graph assumes that the value of the investment in the Company's Common Stock and in the S&P 500 and NAREIT indices was $100 at May 8, 1998 and that all dividends have been reinvested. The Common Stock price on May 8, 1998 (on which the graph is based) and the initial public offering price of the Common Stock was $17.50.

      The stockholder return shown on the following graph is not necessarily indicative of future performance. The Company does not believe that the graph is particularly meaningful in that it covers a short period of time.

                 COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
                       PHILIPS INTERNATIONAL REALTY CORP.,
              THE S&P 500 INDEX AND THE NAREIT EQUITY REIT INDEX


               Philips International Realty Corp.    S&P           NAREIT

      5/8/98                  100.00                100.00         100.00
     6/30/98                   94.29                102.67          98.78
     9/30/98                   88.43                 92.46          88.39
     12/31/98                  90.85                112.14          85.81
     3/31/99                   85.61                117.72          81.67
     6/30/99                  104.61                126.02          89.91
     9/30/99                   99.82                118.15          82.68
     12/31/99                 106.61                135.73          81.84
     3/31/00                  110.31                138.23          83.84
     6/30/00                  117.80                134.63          92.77
     9/30/00                  116.92                133.36          99.94
     12/31/00                 115.63(1)             123.16         103.70

(1) As of December 22, 2000. This data is provided without giving effect to the initial liquidating distribution of $13.00 per share which was paid on such date. On December 26, 2000 (the next business day) the closing price was $4.06 per share of the Company's Common Stock as compared to $17.06 per share on December 22, 2000.

      3.    ITEM 12 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

VOTING SECURITIES AND PRINCIPAL HOLDERS

      The following table sets forth information as of April 23, 2001 with respect to each person who is known by the Company, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"), to own beneficially more than 5% of the Company's outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.


                                                                                              Amount and Nature   Percent of Shares
Name of                                                                                         of Beneficial       Outstanding
Beneficial Owner                                                                                  Ownership            (%)(1)
----------------                                                                                  ---------            ------

Heitman/PRA Securities Advisors LLC(2)........................................................     984,702            13.42%
LaSalle Investment Management, Inc. and LaSalle Investment Management (Securities), L.P.(3)...     713,828             9.72%
Cohen & Steers Capital Management, Inc. (4)...................................................     481,000             6.55%
Option Opportunities Co. (5)..................................................................     434,300             5.92%
AEW Capital Management, L.P.(6)...............................................................     430,650             5.87%

-----------------------------------------

(1) The total number of shares outstanding used in calculating this percentage does not include shares which had been reserved for issuance upon the exercise of stock options (the "Options") granted or reserved for possible grant to certain employees and directors of the Company because all shares which had been reserved for issuance upon the exercise of stock options, have been converted into Contract Rights as of January 1, 2001, effective December 22, 2000. Such Contract Rights carry no voting or dispositive rights. This information is as of April 23, 2001.

(2) Address: 180 North LaSalle Street, Suite 3600, Chicago, IL 60601. Heitman/PRA Securities Advisors LLC ("Heitman") takes the position that such shares are held for investment advisory clients and that Heitman disclaims beneficial ownership of those shares. Share information is furnished in reliance on Schedule 13G/A filed February 8, 2001 with the SEC, which represents holdings as of December 31, 2000. This number includes 984,702 shares for which Heitman has sole dispositive and voting power.

(3) Address: 200 East Randolph Drive, Chicago, IL 60601. LaSalle Investment Management, Inc. ("LaSalle") and LaSalle Investment Management (Securities), L.P. ("LIMS"), as members of a group, filed with the SEC, which represents holdings as of December 31, 2000. LIMS is a Maryland limited partnership, the limited partner of which is LaSalle and the general partner of which is LaSalle Investment Management (Securities), Inc., a Maryland corporation, the sole stockholder of which is LaSalle. Each of LaSalle and LIMS are investment advisers registered under Section 203 of the Investment Advisers Act of 1940 and have different advisory clients. LaSalle beneficially owns 76,628 shares for which it has sole voting and dispositive power. LIMS beneficially owns 637,200 shares, 288,400 shares for which it has sole voting power, 288,400 shares for which it has sole dispositive power, 348,800 shares for which it has shared voting power and 348,800 shares for which it has shared dispositive power. Share information is furnished in reliance on the Schedule 13G/A dated February 13, 2001 of LaSalle and LIMS filed with the SEC.

(4) Address: 757 Third Avenue, New York, NY 10017. Cohen & Steers Capital Management, Inc. (Cohen & Steers) takes the position that such shares are held for investment advisory clients and that Cohen & Steers disclaims beneficial ownership of these shares. Share information is furnished in reliance on Schedule 13G filed February 14, 2001 with the SEC. This number includes 406,500 shares for which Cohen & Steers has sole voting power and 481,000 shares for which they have sole dispositive power.

(5) Address: 225 W. Washington St., 3rd Floor, Chicago, IL 60606. Share information is furnished in reliance on Schedule 13G filed February 23, 2001 with the SEC. Option Opportunities Co has sole voting and dispositive power for these shares.

(6) Address: World Trade Center East, Two Seaport Lane, Boston, MA 02110-2021. Share information is furnished in reliance on Schedule 13G filed November 13, 2000 with the SEC. AEW Capital Management, L.P. has sole voting and dispositive power for these shares.


      4.    ITEM 13 IS HEREBY AMENDED AND RESTATED AS FOLLOWS:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain directors and executive officers of the Company (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of Common Stock (or, prior to November 30, 2000, Units in the Operating Partnership) had direct or indirect interests in certain transactions of the Company or the Operating Partnership in the last fiscal year as follows:

      o MANAGEMENT AGREEMENT. Pursuant to a Management Agreement, under the direction of the executive officers, Philips International Holding Corp. ("PIHC"), an entity affiliated with Mr. Philip Pilevsky, the Company's Chief Executive Officer, provides property management and leasing services for the Company's interests in its retail properties (each a "Property" and collectively the "Properties") including, among other things, (i) operating, leasing and maintaining the Properties; (ii) the collection of rents; and
(iii) overseeing the construction of improvements and additions to the Properties. PIHC receives a management fee from the Company equal to 3% of gross rental collections received from the Properties, leasing commissions (not to exceed local current market rates) and a construction supervisory fee (up to 10% of the cost of a project) with regard to tenant improvements and construction matters relating to the Properties. In addition, PIHC is reimbursed for out-of-pocket expenses.

      The Management Agreement expires on December 31, 2001, subject to automatic one-year renewals. The Management Agreement may be terminated by the Company, at any time, (i) in whole or in part, upon thirty days' written notice, in the event that the Company elects to perform one or more of such management functions on an 'in-house' basis (with a commensurate reduction in fees), and
(ii) in whole, immediately, upon the occurrence of certain other events, including upon the gross negligence or willful misconduct of PIHC, or if all or substantially all of the Properties are sold. The Company has continued the Management Agreement because certain of the Company's properties have not been sold, even though substantially all of them have been, in order to have the benefit of the PIHC organization in managing the remaining properties.

      PIHC is owned and controlled by Mr. Pilevsky and Ms. Levine. The Company has granted options under the Stock Option Plan to certain senior employees of PIHC who are actively involved in the management of the Properties which have been converted into Contract Rights. Fees paid by the Company to PIHC pursuant to the

Management Agreement totaled $1,300,000 during 2000.

      o NON-COMPETITION AGREEMENT. Mr. Pilevsky, Ms. Levine and PIHC have agreed pursuant to the Non-Competition Agreement to conduct all their retail shopping center activities through the Company, except for their activities with respect to the Excluded Properties and retail properties under 10,000 square feet. The Non-Competition Agreement is in effect until such time as (i) neither Mr. Pilevsky nor Ms. Levine owns beneficially more than 15% of the outstanding shares of Common Stock (including interests redeemable therefore) and (ii) one year has lapsed since the Management Agreement has been terminated and neither Mr. Pilevsky nor Ms. Levine is a director or executive officer of the Company. In addition, in the event that at any time after December 31, 2002, Ms. Levine is neither a director nor executive officer of the Company for at least one year, nor owns beneficially more than five percent of the outstanding shares of Common Stock (including interests redeemable therefore), then the Non-Competition Agreement will terminate as to Ms. Levine. The Non-Competition Agreement currently remains in effect due to clause (ii) above, even though clause (i) is no longer applicable as a result of the below described Redemption Transactions.

      o EXCLUDED PROPERTIES. Mr. Pilevsky and Ms. Levine have economic interests in certain retail properties, which were not transferred to the Company in the formation transactions (the "Excluded Properties"). The Excluded Properties were not included in the Company's portfolio either because of the inability to obtain necessary partnership and lender consents or because the asset profile was inconsistent with the Company's criteria. The Excluded Properties consist of 6 properties aggregating approximately .9 million square feet of gross leasable area ("GLA") located outside the Company's existing markets and 21 properties aggregating approximately 1.9 million square feet of GLA and two development sites located within the Company's existing markets (in each case excluding non-retail properties and retail properties with less than 10,000 leasable square feet). The Company believes that only two Excluded Properties, located in Uniondale and Massapequa, New York, are potentially competitive with two Properties (specifically, with Merrick Commons and Meadowbrook Commons, respectively, which were disposed of in connection with the Company's plan of liquidation). These properties were not included in the Company's portfolio because partnership consents could not be obtained. Twelve of the Excluded Properties are managed by PIHC. Mr. Pilevsky has also granted the Company a right of first refusal on the sale or transfer by Mr. Pilevsky of his partnership interest in any of the Excluded Properties, except for a transfer of Mr. Pilevsky's interest to an existing partner of such property or a family member, or a sale of the entire property, in which case Mr. Pilevsky will use reasonable efforts to cause such property to be offered to the Company.

      o REDEMPTION TRANSACTIONS. On November 30, 2000, in conjunction with its plan of liquidation, the Company completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to certain limited partners in the Operating Partnership, including Mr. Pilevsky and Ms. Levine. The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of their entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a book gain of $24.4 million, net of $9.3 million of minority interest.

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

      o OTHER MATTERS. Jeffrey Levine, the husband of Ms. Levine, is a partner at the accounting firm of Margolin Winer & Evens, LLP (formerly Chassin Levine Rosen & Company, LLP) which firm has in the past provided tax, accounting and consulting services with respect to the entities owning certain of the Properties and is likely to provide similar services to the Company and PIHC in the future. During the year ended December 31, 2000, the entities owning the Properties paid an aggregate of approximately $331,950 in fees to Margolin Winer & Evens, LLP.

      Elise Jaffe, a Director of the Company, is also the Senior Executive Vice President of Real Estate for Dress Barn, Inc., a tenant of certain of the Properties and of certain of the Excluded Properties. During the year ended December 31, 2000, Dress Barn, Inc. paid an aggregate of approximately $371,984 in rent under leases for certain of the Properties.

      At the Company's initial public offering, pursuant to the Petra Employment Agreement and the Gallagher Employment Agreement, the Company made a non-recourse loan to each of Messrs. Petra and Gallagher in the amounts of $1,000,000 and $50,000, respectively, the proceeds of which were simultaneously used by each of Messrs. Petra and Gallagher to purchase newly issued Common Stock at the public offering price. Upon commencement of employment in July 1999, the Company made a $200,000 non-recourse loan to Mr. Kraus, the proceeds of which were used by Mr. Kraus to purchase shares of the Company's Common Stock in the open market. All of the aforementioned loans were forgiven and certain other severance payments were made to Messrs. Petra, Gallagher and Kraus in connection with the termination of their respective employment agreements on December 4, 2000 in connection with the sale of substantially all of the assets of the Company pursuant to the Plan of Liquidation. See "Employment Agreements; Termination of Employment."

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHILIPS INTERNATIONAL REALTY CORP.
                              ----------------------------------
                              (Registrant)

Date:  April 30, 2001         /s/ Carl Kraus
                              ------------------------------------
                              Carl Kraus
                              Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  April 30, 2001               /s/ Philip Pilevsky
                                    ------------------------------------
                                    Philip Pilevsky
                                    Chairman of the Board and
                                    Chief Executive Officer

Date:  April 30, 2001               /s/ Louis J. Petra
                                    ------------------------------------
                                    Louis J. Petra
                                    Director and President

Date:  April 30, 2001               /s/ Sheila Levine
                                    ------------------------------------
                                    Sheila Levine
                                    Director, Chief Operating Officer,
                                    Executive Vice President and
                                    Secretary

Date:  April 30, 2001               /s/ Carl Kraus
                                    ------------------------------------
                                    Carl Kraus
                                    Chief Financial Officer

Date:  April 30, 2001               /s/ Arnold S. Penner
                                    ------------------------------------
                                    Arnold S. Penner
                                    Director

Date:  April 30, 2001               /s/ A.F. Petrocelli
                                    ------------------------------------
                                    A.F. Petrocelli
                                    Director

Date:  April 30, 2001               /s/ Elise Jaffe
                                    ------------------------------------
                                    Elise Jaffe

                                    Director

Date:  April 30, 2001               /s/ Robert Grimes
                                    ------------------------------------
                                    Robert Grimes
                                    Director