Form 10-Q
period 2001-03-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2001-05-15
CIK 1050686

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 Form 10-Q


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

          For the transition period from                to
                                         --------------    ----------------
                      Commission file number 000-23463
                     Philips International Realty Corp.
           (Exact name of registrant as specified in its charter)

                  Maryland                      13-3963667
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

7,340,474 shares outstanding as of April 30, 2001.

                                     PART I

                              FINANCIAL INFORMATIO

                    Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

          Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000

          Condensed Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 2001 and 2000

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000

          Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

                                            PHILIPS INTERNATIONAL REALTY CORP.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      March 31,       December 31,
                                                                       2001               2000
                                                                    -------------------------------
                                                                    (Unaudited)          (Note 1)
    Assets
Rental properties, net - held for sale                              $ 33,579,229       $ 33,579,229
Cash and cash equivalents                                              1,300,379          1,704,425
Accounts receivable                                                      863,609            981,192
Deferred charges and prepaid expenses                                    663,972            124,441
Other assets                                                           1,400,982          1,183,102
                                                                    ------------       ------------
Total Assets                                                        $ 37,808,171       $ 37,572,389
                                                                    ============       ============

  Liabilities And Shareholders' Equity
Liabilities:
         Accounts payable and accrued expenses                      $  1,832,990       $  2,402,595
         Other liabilities                                               117,052            106,893
                                                                    ------------       ------------
Total Liabilities                                                      1,950,042          2,509,488
                                                                    ------------       ------------
Minority interests in Operating Partnership                              121,917            119,213
                                                                    ------------       ------------


Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized;
         no shares issued and outstanding                                      -                  -
Common Stock, $.01 par value; 150,000,000 shares authorized;
         7,340,474 shares issued and outstanding                          73,405             73,405
Additional paid in capital                                            92,668,007         92,668,007
Cumulative distributions in excess of net income                     (57,005,200)       (57,797,724)
                                                                    ------------       ------------
Total Shareholders' Equity                                            35,736,212         34,943,688
                                                                    ------------       ------------
Total Liabilities and Shareholders' Equity                          $ 37,808,171       $ 37,572,389
                                                                    ============       ============



                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended March 31,

                                  (Unaudited)




                                                                2001               2000
                                                            ------------       ------------

Revenues from rental property                               $  1,415,626       $ 12,640,736
                                                            ------------       ------------

Expenses:
         Operating expenses                                      199,904          1,561,945
         Real estate taxes                                       173,185          1,795,229
         Management fees to affiliates                            43,375            377,665
         Interest expense                                              -          3,152,466
         Depreciation and amortization                                 -          2,028,959
         General and administrative expenses                     229,658            775,873
                                                            ------------       ------------
                                                                 646,122          9,692,137
                                                            ------------       ------------
Operating income                                                 769,504          2,948,599

Equity in net income of real estate joint ventures                     -             57,873

Minority interests in income of Operating Partnerships            (2,704)          (805,439)

Other income (expense), net                                       25,724            190,983


                                                            ------------       ------------
         Net income                                         $    792,524       $  2,392,016
                                                            ============       ============


Basic and diluted net income per common share               $       0.11       $       0.33
                                                            ============       ============



                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)



                                                                                       Cumulative
                                                                                        Distributions
                                        Common Stock               Additional            in Excess               Total
                                 --------------------------         Paid-In              of Net                Shareholders'
                                     Shares          Amount         Capital              Income                  Equity
                                 -----------     ------------    --------------      ----------------        ---------------
Balance, December 31, 2000        7,340,474         $ 73,405      $ 92,668,007         $ (57,797,724)          $ 34,943,688
   Net income                                                                                792,524                792,524
                                 -----------     ------------    --------------      ----------------        ---------------
Balance, March 31, 2001           7,340,474         $ 73,405      $ 92,668,007         $ (57,005,200)          $ 35,736,212
                                 ===========     ============    ==============      ================        ===============







                                                                                 Cumulative
                                              Common                            Distributions
                                               Stock               Additional     in Excess       Stock         Total
                                           --------------------     Paid-In        of Net        Purchase     Shareholders'
                                            Shares      Amount      Capital        Income         Loans         Equity
                                           ----------  ----------  -----------  -------------   -----------   ------------
Balance, December 31, 1999                 7,340,474    $ 73,405   $92,668,007   $ (5,183,136)   $ (704,168)  $ 86,854,108
   Net income                                                                       2,392,016                    2,392,016
   Dividends declared on Common Stock
   ($.3775 per share)                                                              (2,771,031)                  (2,771,031)
   Amortization of stock purchase loans                                                            $ 51,042         51,042
                                           ----------  ----------  -----------  -------------   -----------   ------------
Balance, March 31, 2000                    7,340,474    $ 73,405   $92,668,007   $ (5,562,151)   $ (653,126)  $ 86,526,135
                                           ==========  ==========  ===========  =============   ===========   ============





                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                  (Unaudited)


                                                                           2001               2000
                                                                        ------------       ------------

Cash flow provided by (used in) operating activities:                   $   (404,046)      $  4,204,478
                                                                        ------------       ------------
Cash flow from investing activities:
         Acquisitions of land, buildings and improvements                         --         (2,643,097)
         Investments in and advances to real estate joint ventures                --           (169,524)
         Return of investment in real estate joint venture                        --          7,862,240
         Collection of secured mortgage note receivable                           --          2,350,000
                                                                        ------------       ------------

         Net cash provided by investing activities                                --          7,399,619
                                                                        ------------       ------------

Cash flow from financing activities:
         Repayment of mortgage notes payable                                      --        (11,200,000)
         Principal amortization of mortgage notes payable                         --           (290,311)
         Proceeds from debt financing                                             --          5,200,000
         Dividends paid on Common Stock                                           --         (2,771,031)
         Distributions to minority interests                                      --           (933,329)
                                                                        ------------       ------------

         Net cash used in financing activities                                    --         (9,994,671)
                                                                        ------------       ------------

         Net increase (decrease) in cash and cash equivalents               (404,046)         1,609,426
         Cash and cash equivalents, beginning of period                    1,704,425          3,183,142
                                                                        ------------       ------------

         Cash and cash equivalents, end of period                       $  1,300,379       $  4,792,568
                                                                        ============       ============

Noncash investing & financing activities:

         Acquisition of real estate accounted for at the
         time of purchase on the equity method                                   --       $ 13,754,786
                                                                        ============       ============

         Dividents declared and paid in succeeding period                         --       $  2,771,031
                                                                        ============       ============



                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Interim Financial Statements

                  The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  The Condensed Consolidated Balance Sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosure required by accounting principles generally accepted in the United States for complete financial statements.

2. Income (Loss) per Common Share

                  Basic net income per share excludes the dilutive effects of any outstanding options. Diluted net income per share includes the dilutive (but not any anti-dilutive) effect of outstanding options calculated under the treasury stock method.

                  Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three months ended March 31, 2001 and 2000 since the Company did not have any dilutive securities.


3. Segment Information

                  Management considers the Company's various operating, investing and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based on net income.

4. Plan of Liquidation

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

5.  Property Acquisitions/Dispositions

                  At December 31, 1999, the Company had a $7.1 million joint-venture investment in a proposed retail-residential redevelopment project. In March 2000, the joint venture sold this project and the Company's investment was returned in full. A shareholder and Unit holder of the Company was also an investor in this joint venture.

                  During the first quarter 2000, the Company acquired for appproximately $1 million in cash the minority interests in, and began reporting on a consolidated basis the results of operations for, two shopping center properties previously accounted for under the equity method.

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

                  The sale of an additional redevelopment site (Palm Springs Plaza in Lake Worth, Florida) to these limited partners for approximately $7.7 million in cash is under contract and scheduled to close on or before June 1, 2001. The purchase price to be paid by the limited partners under the Palm Springs Plaza agreement will be adjusted so that the value per Unit received by them pursuant to the above-referenced Hialeah agreements ($18.25 per Unit) and the per share value to be received by our stockholders in the liquidation will be the same.


6. Shopping Center Portfolio

As a consequence of the above-referenced transactions, the Company's remaining shopping center portfolio at March 31, 2001 not under contract for sale comprises seven properties located in California (3), Washington (1), Illinois
(1), Kentucky (1) and Minnesota (1). These shopping centers, each with the anchor store premises under lease to Kmart, represent and aggregate 695,000 square feet of gross leasable area. The Company is actively marketing these properties for sale. Although management expects that it will be able to consummate a sales transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

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

Results of Operations

                  During the third and fourth quarters of 2000, the Company disposed of substantially all of its assets. See Notes 4 and 5 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three months ended March 31, 2001 and 2000.

Comparison of Three Months Ended March 31, 2001 and 2000

                  Revenues from rental property was $1,416,000 for the quarter ended March 31, 2001 compared to $12,641,000 for the comparable period in 2000. Expenses in the first quarter of 2001 totaled $646,000 compared to $9,692,000 in 2000. These changes resulted primarily from the above mentioned disposition of substantially all of the Company's assets during the third and fourth quarters of 2000. Interest expense has been eliminated since the proceeds of property dispositions were utilized, in part, to repay all outstanding mortgage indebtedness, while depreciation and amortization changes have been suspended on the Company's remaining properties held for sale. Minority interests in the Operating Partnership were substantially eliminated in conjunction with property dispositions as discussed in Notes 4 and 5 to the accompanying Condensed Consolidated Financial Statements.

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

                  Pending the sale of its remaining shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its extensive knowledge of the shopping center industry.

Cash Flows

                  Cash flow used in operating activities was $404,000 for the first quarter of 2001 compared to cash flow provided by operating activities of $4,204,000 for the comparable period in 2000. This change results primarily from the above mentioned disposition of substantially all of the Company's assets during the third and fourth quarters of 2000. Net cash provided by investing activities was $7,400,000 in 2000 while there was no investing activity in 2001. Net cash used in financing activities was $9,995,000 in 2000 while there was no financing activity in 2001.

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

None.

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

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
 Number   Description
--------- -------------

2.1       Plan of Liquidation and Dissolution of the Company (filed as exhibit
          2.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

3.2       Articles Supplementary of Series A Preferred Stock (filed as Exhibit
          3.2 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference).

3.3 Articles Supplementary dated July 27, 1999, (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

3.4 Third Amended and Restated By-Laws of the Company dated July 27, 1999, (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

3.5 Form of Certificate of Common Stock (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference).

4.1 Shareholder Rights Agreement, dated as of March 31, 1999, between the Company and BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

4.2 Amendment No. 1, dated July 27, 1999, to Shareholder Rights Agreement dated as of March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

4.3 Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975, and incorporated herein by reference).

10.2 First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).

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

10.4 Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.5 Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.6 Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.7 Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference).

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

10.20 Amendment to Amended and Restated Purchase and Sale Agreement dated as of April 4, 2001, by and between the Company, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky.


(b) Report on Form 8-K

          The Company did not file a Current Report on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHILIPS INTERNATIONAL REALTY CORP.


May 15, 2001                /s/ Philip Pilevsky
                            ---------------------------
(Date)                      Philip Pilevsky
                            Chairman of the Board and Chief Executive Officer

May 15, 2001                /s/ Carl Kraus
                            ---------------------------
(Date)                      Carl Kraus
                            Chief Financial Officer