Form 10-Q
period 2001-06-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2001-08-14
CIK 1050686

c

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

7,340,474 shares outstanding as of July 31, 2001.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

         Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000

         Condensed Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

              PHILIPS INTERNATIONAL REALTY CORP.
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30,      December 31,
                                                                                                       2001            2000
                                                                                                  ------------    ------------
                                                                                                   (Unaudited)      (Note 1)
                                     ASSETS

Rental properties - net - held for sale                                                           $ 27,063,339    $ 33,579,229
Cash and cash equivalents                                                                            8,608,273       1,704,425
Accounts receivable                                                                                    585,110         981,192
Deferred charges and prepaid expenses                                                                  179,866         124,441
Other assets                                                                                         1,463,688       1,183,102
                                                                                                  ------------    ------------

Total Assets                                                                                      $ 37,900,276    $ 37,572,389
                                                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Accounts payable and accrued expenses                                                       $  1,137,669    $  2,402,595
      Dividends payable                                                                              7,340,474              --
      Other liabilities                                                                                 75,940         106,893
                                                                                                  ------------    ------------

Total Liabilities                                                                                    8,554,083       2,509,488
                                                                                                  ------------    ------------

Minority interests in Operating Partnership                                                            124,733         119,213
                                                                                                  ------------    ------------

Shareholders' Equity
      Preferred Stock, $.01 par value; 30,000,000 shares authorized;
            no shares issued and outstanding                                                                --              --
      Common Stock, $.01 par value; 150,000,000 shares authorized;
            7,340,474 shares issued and outstanding                                                     73,405          73,405
      Additional paid in capital                                                                    92,668,007      92,668,007
      Cumulative distributions in excess of net income                                             (63,519,952)    (57,797,724)
                                                                                                  ------------    ------------
Total Shareholders' Equity                                                                          29,221,460      34,943,688
                                                                                                  ------------    ------------

Total Liabilities and Shareholders' Equity                                                        $ 37,900,276    $ 37,572,389
                                                                                                  ============    ============

                             See accompanying notes.

                         PHILIPS INTERNATIONAL REALTY CORP.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                               ----------------------------    ----------------------------
                                                                   2001            2000            2001            2000
                                                               ------------    ------------    ------------    ------------
Revenues from rental property                                  $  1,233,452    $ 12,762,094    $  2,649,078    $ 25,402,830
                                                               ------------    ------------    ------------    ------------

Expenses:
      Operating expenses                                            188,058       1,499,233         387,962       3,061,178
      Real estate taxes                                             165,286       1,789,106         338,471       3,584,335
      Management fees to affiliates                                  39,067         364,463          82,442         742,128
      Interest expense                                                   --       3,341,343              --       6,493,809
      Depreciation and amortization                                      --       1,707,758              --       3,736,717
      General and administrative expenses                           312,007         796,019         541,665       1,571,892
                                                               ------------    ------------    ------------    ------------

                                                                    704,418       9,497,922       1,350,540      19,190,059
                                                               ------------    ------------    ------------    ------------

      Operating income                                              529,034       3,264,172       1,298,538       6,212,771

Equity in net income (loss) of real estate joint ventures                --         (32,954)             --          24,919

Minority interests in income before gain on sale of shopping center property and extraordinary items
                                                                     (1,651)       (801,282)         (4,355)     (1,606,721)

Other income (expense), net                                         (43,198)        (50,265)        (17,474)        140,718
                                                               ------------    ------------    ------------    ------------

Income before gain on sale of shopping center property and
 extraordinary items                                                484,185       2,379,671       1,276,709       4,771,687

Gain on sale of shopping center property (net of minority
 share of $1,165)                                                   341,537              --         341,537              --
                                                               ------------    ------------    ------------    ------------

Income before extraordinary items                                   825,722       2,379,671       1,618,246       4,771,687

Extraordinary items (net of minority share of $553,463)                  --      (1,643,690)             --      (1,643,690)
                                                               ------------    ------------    ------------    ------------

      Net income                                               $    825,722    $    735,981    $  1,618,246    $  3,127,997
                                                               ============    ============    ============    ============


Basic and diluted income (loss) per common share:
      Income before extraordinary items                        $       0.11    $       0.32    $       0.22    $       0.65

      Extraordinary items                                                --           (0.22)             --           (0.22)
                                                               ------------    ------------    ------------    ------------

      Net income                                               $       0.11    $       0.10    $       0.22    $       0.43
                                                               ============    ============    ============    ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                                                       Cumulative
                                                    Common                            Distributions
                                                     Stock               Additional      in Excess        Stock          Total
                                          ---------------------------      Paid-In        of Net         Purchase     Shareholders'
                                              Shares         Amount        Capital        Income           Loans         Equity
                                          ------------   ------------   ------------   ------------    ------------   ------------
Balance, December 31, 2000                   7,340,474   $     73,405   $ 92,668,007   $(57,797,724)   $         --   $ 34,943,688
   Net income                                                                             1,618,246                      1,618,246
   Dividends declared on Common Stock                                                    (7,340,474)                    (7,340,474)

                                          ------------   ------------   ------------   ------------    ------------   ------------

Balance, June 30, 2001                       7,340,474   $     73,405   $ 92,668,007   $(63,519,952)   $         --   $ 29,221,460
                                          ============   ============   ============   ============    ============   ============


                                                                                       Cumulative
                                                    Common                            Distributions
                                                     Stock               Additional      in Excess        Stock          Total
                                          ---------------------------      Paid-In        of Net         Purchase     Shareholders'
                                              Shares         Amount        Capital        Income           Loans         Equity
                                          ------------   ------------   ------------   ------------    ------------   ------------
Balance, December 31, 1999                   7,340,474   $     73,405   $ 92,668,007   $ (5,183,136)   $   (704,168)   $ 86,854,108
   Net income                                                                             3,127,997                       3,127,997
   Dividends declared on Common Stock                                                    (5,542,062)                     (5,542,062)
   Amortization of stock purchase loans                                                                     102,084         102,084

                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2000                       7,340,474   $     73,405   $ 92,668,007   $ (7,597,201)   $   (602,084)   $ 84,542,127
                                          ============   ============   ============   ============    ============    ============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,
                                  (Unaudited)

                                                                                                      2001            2000
                                                                                                  ------------    ------------
Cash flow provided by (used in) operating activities:                                             $   (645,461)   $  8,195,211
                                                                                                  ------------    ------------

Cash flow from investing activities:
      Acquisitions of land, buildings and improvements                                              (2,921,234)
      Proceeds from sale of shopping center property                                                 7,549,309              --
      Investments in and advances to real estate joint ventures                                             --        (204,989)
      Return of investment in real estate joint venture                                                     --       7,862,240
      Collection of secured  mortgage note receivable                                                       --       2,350,000
                                                                                                  ------------    ------------

      Net cash provided by  investing activities                                                     7,549,309       7,086,017
                                                                                                  ------------    ------------

Cash flow from financing activities:

      Repayment of mortgage notes payable and related costs                                                 --     (47,175,493)
      Principal amortization of mortgage notes payable                                                      --        (502,984)
      Proceeds from debt financing                                                                          --      36,836,993
      Dividends paid on Common Stock                                                                        --      (5,542,062)
      Distributions to minority interests                                                                   --      (1,866,658)
                                                                                                  ------------    ------------

Net cash used in financing activities                                                                       --     (18,250,204)
                                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                                                 6,903,848      (2,968,976)
Cash and cash equivalents, beginning of period                                                       1,704,425       3,183,142
                                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                                          $  8,608,273    $    214,166
                                                                                                  ============    ============

Noncash investing & financing activities:

      Acquisition of real estate accounted for at the time of purchase
            on the equity method                                                                  $         --    $ 13,754,786
                                                                                                  ============    ============


      Dividends declared and paid in succeeding period                                            $  7,340,474    $  2,771,031
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

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three and six months ended June 30, 2001 and 2000.


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

         On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to (a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members in exchange for cash and the redemption of units in the Company's operating partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and
(f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating distribution of $13 per share of common stock and on July 9, 2001 paid a second liquidating distribution of $1.00 per share.

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

         Also in conjunction with its plan of liquidation, the Company has completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to certain limited partners in the Operating Partnership, including Philip Pilevsky, the Company's chairman and chief executive officer. The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of their entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a gain of $24.4 million, net of $9.3 million of minority interest.

On June 14, 2001, the Company completed the sale of its redevelopment site located in Lake Worth, Florida (the "Lake Worth Property") to certain former unit holders of Philips International Realty, L.P., including Philip Pilevsky, the Company's Chairman and Chief Executive Officer, for approximately $7.6 million in cash, pursuant to the Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by Philips International Realty, L.P., a Delaware limited partnership, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky. The sale of this property resulted in a gain of approximately $.3 million.

6. Shopping Center Portfolio

As a consequence of the above-referenced transactions, the Company's remaining shopping center portfolio at June 30, 2001 comprises seven properties located in California (3), Washington (1), Illinois (1), Kentucky (1) and Minnesota (1). These shopping centers, each with the anchor store premises under lease to Kmart, represent and aggregate 695,000 square feet of gross leasable area. The Company is actively marketing these properties for sale. Although management expects that it will be able to consummate a sales transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

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

Results of Operations

         During the third and fourth quarters of 2000 and the second quarter of 2001, the Company disposed of substantially all of its assets. See Notes 4 and 5 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three and six months ended June 30, 2001 and 2000.

Comparison of Three and Six Months Ended June 30, 2001 and 2000

         Revenues from rental property was $1,233,000 for the quarter ended June 30, 2001 compared to $12,762,000 for the comparable period in 2000. For the six months ended June 30, 2001 revenues totalled $2,649,000 compared to $25,403,000 in 2000. Expenses were $704,000 for the second quarter of 2001 and $9,498,000 in 2000. For the six month period, expenses were $1,351,000 in 2001 and $19,190,000 in 2000. These changes resulted primarily from the above mentioned disposition of substantially all of the Company's assets. Interest expense has been eliminated since the proceeds of property dispositions were utilized, in part, to repay all outstanding mortgage indebtedness, while depreciation and amortization charges have been suspended on the Company's remaining properties held for sale. Minority interests in the Operating Partnership were substantially eliminated in conjunction with property dispositions as discussed in Notes 4 and 5 to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

         The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

         The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from its seven (7) remaining properties are anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of all such properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that this will occur in the near future or at prices sufficient to aggregate the currently estimated $18.25 in total per share liquidating distributions to the shareholders of the Company.

         Pending the sale of its remaining shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its extensive knowledge of the shopping center industry.

Cash Flows

         Cash flow used in operating activities was $645,000 for the six months ended June 30, 2001 compared to cash flow provided by operating activities of $8,195,000 for the comparable period in 2000. This change results primarily from the above mentioned disposition of substantially all of the Company's assets. Net cash provided by investing activities was $7,549,000 in 2001 and $7,086,000 in 2000. Net cash used in financing activities was $18,250,000 in 2000 while there was no financing activity in 2001.

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

On August 3, 2001, the Court, while agreeing with the legal analysis set forth in the Company's motion to dismiss the claim for breach of fiduciary duty (the "Motion") against the directors of the Company, amended the pleading in order to recognize that, in situations such as the one at hand, a demand by the plaintiff on the board of directors to commence an action would have been futile. Therefore, the Court mooted the Motion through its amendment of the complaint which was deemed amended in accordance with the Court's order. The breach of fiduciary claim was therefore permitted to stand. Plaintiff has moved for class certification. The Company intends to vigorously oppose this motion. Although plaintiff sought to prevent further discovery relating to class certification, the Court has ordered that discovery go forward. Once discovery is completed, the Company will submit its opposition to plaintiff's motion.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number                        Description
--------------                        -----------

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

(b) Report on Form 8-K

         On June 29, 2001, the Company filed with the SEC a Current Report on Form 8-K dated June 14, 2001, reporting under Item 2 that the Company consummated the sale of its redevelopment site located in Lake Worth, Florida, pursuant to its plan of liquidation and declared a second liquidating distribution of $1.00 per share on June 21, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHILIPS INTERNATIONAL REALTY CORP.

August 14, 2001                /s/ Philip Pilevsky
                               -------------------------------------------------
(Date)                         Philip Pilevsky
                               Chairman of the Board and Chief Executive Officer


August 14, 2001                /s/ Carl Kraus
                               -------------------------------------------------
(Date)                         Carl Kraus
                               Chief Financial Officer