Form 10-Q
period 2001-09-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2001-11-14
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

7,340,474 shares outstanding as of October 31, 2001.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 and 2000

Condensed Consolidated Statements of Shareholders' Equity for the Nine Months Ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

              PHILIPS INTERNATIONAL REALTY CORP.
             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,   December 31,
                                                                                      2001            2000
                                                                                  ------------    ------------
                                                                                   (Unaudited)      (Note 1)

  ASSETS

Rental properties - net - held for sale                                           $ 22,930,637    $ 33,579,229
Cash and cash equivalents                                                              640,194       1,704,425
Accounts receivable                                                                    666,783         981,192
Deferred charges and prepaid expenses                                                  132,436         124,441
Other assets                                                                         1,842,377       1,183,102
                                                                                  ------------    ------------

Total Assets                                                                      $ 26,212,427    $ 37,572,389
                                                                                  ============    ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Accounts payable and accrued expenses                                       $  1,440,540    $  2,402,595
      Other liabilities                                                                 73,171         106,893
                                                                                  ------------    ------------

Total Liabilities                                                                    1,513,711       2,509,488
                                                                                  ------------    ------------

Minority interests in Operating Partnership                                             83,707         119,213
                                                                                  ------------    ------------

Shareholders' Equity
      Preferred Stock, $.01 par value; 30,000,000 shares authorized;
            no shares issued and outstanding                                              --              --
      Common Stock, $.01 par value; 150,000,000 shares authorized;
            7,340,474 shares issued and outstanding                                     73,405          73,405
      Additional paid in capital                                                    92,668,007      92,668,007
      Cumulative distributions in excess of net income                             (68,126,403)    (57,797,724)
                                                                                  ------------    ------------
Total Shareholders' Equity                                                          24,615,009      34,943,688
                                                                                  ------------    ------------

Total Liabilities and Shareholders' Equity                                        $ 26,212,427    $ 37,572,389
                                                                                  ============    ============





                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months                    Nine Months
                                                                        Ended September 30,             Ended September 30,
                                                                   ----------------------------    ----------------------------
                                                                       2001            2000             2001            2000
                                                                   ------------    ------------    ------------    ------------

Revenues from rental property                                      $  1,371,781    $ 10,304,014    $  4,020,859    $ 35,706,844
                                                                   ------------    ------------    ------------    ------------
Expenses:
      Operating expenses                                                123,712       1,375,855         511,674       4,437,033
      Real estate taxes                                                 129,574       1,575,513         468,045       5,159,848
      Management fees to affiliates                                      33,744         317,233         116,186       1,059,361
      Interest expense                                                     --         2,978,312            --         9,472,121
      Depreciation and amortization                                        --         1,709,710            --         5,446,427
      General and administrative expenses                               212,623         804,162         754,288       2,376,054
                                                                   ------------    ------------    ------------    ------------
                                                                        499,653       8,760,785       1,850,193      27,950,844
                                                                   ------------    ------------    ------------    ------------
      Operating income                                                  872,128       1,543,229       2,170,666       7,756,000

Equity in net income (loss) of real estate joint ventures                  --           (14,338)           --            10,581

Minority interests in income before gain on sale of shopping
 center properties and extraordinary items                              (3,054)       (523,007)         (7,409)     (2,129,728)

Other income (expense), net                                              26,061         547,352           8,587         688,070
                                                                   ------------    ------------    ------------    ------------

Income before gain on sale of shopping center properties
 and extraordinary items                                                895,135       1,553,236       2,171,844       6,324,923

Gain on sale of shopping center properties (net of minority
 share of $13,$400,518, $1,178 and $400,518)                              3,770       1,189,472         345,307       1,189,472
                                                                   ------------    ------------    ------------    ------------

Income before extraordinary items                                       898,905       2,742,708       2,517,151       7,514,395

Extraordinary items (net of minority share of $553,463 )                   --              --              --        (1,643,690)
                                                                   ------------    ------------    ------------    ------------
      Net income                                                   $    898,905    $  2,742,708    $  2,517,151    $  5,870,705
                                                                   ============    ============    ============    ============


Basic and diluted income (loss) per common share:
      Income before extraordinary items                            $       0.12    $       0.37    $       0.34    $       1.02
      Extraordinary items                                                  --              --              --             (0.22)
                                                                   ------------    ------------    ------------    ------------
      Net income                                                   $       0.12    $       0.37    $       0.34    $       0.80
                                                                   ============    ============    ============    ============



                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                                                        Cumulative
                                                    Common                             Distributions
                                                     Stock              Additional      in Excess        Stock             Total
                                          ---------------------------     Paid-In        of Net         Purchase       Shareholders'
                                              Shares         Amount       Capital        Income           Loans           Equity
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2000                   7,340,474   $     73,405   $ 92,668,007   $(57,797,724)   $       --      $ 34,943,688
     Net income                                                                           2,517,151                       2,517,151
     Dividends declared on Common Stock                                                 (12,845,830)                    (12,845,830)

                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2001                  7,340,474   $     73,405   $ 92,668,007   $(68,126,403)   $       --      $ 24,615,009
                                          ============   ============   ============   ============    ============    ============



                                                                                        Cumulative
                                                    Common                             Distributions
                                                     Stock              Additional      in Excess        Stock             Total
                                          ---------------------------     Paid-In        of Net         Purchase       Shareholders'
                                              Shares         Amount       Capital        Income           Loans           Equity
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 1999                   7,340,474   $     73,405   $ 92,668,007   $ (5,183,136)   $   (704,168)   $ 86,854,108
     Net income                                                                           5,870,705                       5,870,705
     Dividends declared on Common Stock                                                  (5,542,062)                     (5,542,062)
     Amortization of stock purchase loans                                                                   153,126         153,126
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2000                  7,340,474   $     73,405   $ 92,668,007   $ (4,854,493)   $   (551,042)   $ 87,335,877
                                          ============   ============   ============   ============    ============    ============




                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30,
                                  (Unaudited)

                                                                              2001           2000
                                                                         ------------    ------------
Cash flow provided  by operating activities:                             $     14,517    $ 12,692,767
                                                                         ------------    ------------

Cash flow from investing activities:
      Acquisitions of land, buildings and improvements                           --        (6,052,769)
      Proceeds from sale of shopping center properties                     11,811,175      50,353,769
      Investments in and advances to real estate joint ventures                  --          (220,651)
      Return of investment in real estate joint venture                          --         7,862,240
      Collection of secured  mortgage note receivable                            --         2,350,000
                                                                         ------------    ------------

      Net cash provided by  investing activities                           11,811,175      54,292,589
                                                                         ------------    ------------

Cash flow from financing activities:

      Repayment of mortgage notes payable and related costs                      --       (59,183,423)
      Principal amortization of mortgage notes payable                           --          (606,349)
      Proceeds from debt financing                                               --        39,336,993
      Dividends paid on Common Stock                                      (12,845,830)     (8,313,093)
      Distributions to minority interests                                     (44,093)     (2,799,987)
                                                                         ------------    ------------

Net cash used in financing activities                                     (12,889,923)    (31,565,859)
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                       (1,064,231)     35,419,497
Cash and cash equivalents, beginning of period                              1,704,425       3,183,142
                                                                         ------------    ------------


Cash and cash equivalents, end of period                                 $    640,194    $ 38,602,639
                                                                         ============    ============


Noncash investing & financing activities:

      Acquisition of real estate accounted for at the time of purchase
            on the equity method                                         $       --      $ 13,754,786
                                                                         ============    ============
      Assumption of debt by purchaser of properties                      $       --      $ 16,297,880
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

2. Income (Loss) per Common Share

         Basic net income per share excludes the dilutive effects of any outstanding options. Diluted net income per share includes the dilutive (but not any anti-dilutive) effect of any outstanding options calculated under the treasury stock method.

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three and nine months ended September 30, 2001 and 2000.


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

         At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares outstanding were voted with 99.7% of these votes cast in favor of a plan of liquidation.

         On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to (a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members in exchange for cash and the redemption of units in the Company's operating partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and
(f) wind up operations and dissolve. The Company paid liquidating distributions of $13, $1.00 and $.75 per share of common stock on December 22, 2000, July 9, 2001 and September 24, 2001, respectively. On November 2, 2001, the Company declared the fourth liquidating distribution of $.50 per share which is payable on November 19, 2001. (See Note 7)

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

         On August 31, 2001, the Company completed the sale of its North Star Shopping Center (the "Property") in Alexandria, Minnesota for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated July 16, 2001 by Philips Shopping Center Fund, L.P., a Delaware limited partnership and Repco LLP, as successor to Kordel, Inc., a Minnesota corporation. The sale resulted in a gain of approximately $4 thousand.

6. Shopping Center Portfolio

         As a consequence of the above-referenced transactions, the Company's remaining shopping center portfolio at September 30, 2001 comprised six properties located in California (3), Washington (1), Illinois (1), and Kentucky
(1). These shopping centers, each with the anchor store premises under lease to Kmart, represent and aggregate 567,000 square feet of gross leasable area. The Company is actively marketing these properties for sale. Although management expects that it will be able to consummate a sales transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all. (See Note 7)

7. Subsequent Events

         On November 2, 2001, the Company announced that it has completed the sale of its Highway 101 Shopping Center in Port Angeles, Washington for approximately $4.5 million cash.

         Pursuant to the Company's plan of liquidation, its Board of Directors declared a fourth liquidating distribution of $.50 per share on November 2, 2001 which will be payable on November 19, 2001. The record date is November 12, 2001. However, shareholders must continue to own their shares up to and including November 19, 2001 in order to be entitled to the liquidating distribution of $.50 per share. Effective November 8, 2001, the Company's shares will be traded on the New York Stock Exchange with due bills which will entitle the owner of the stock to receipt of the distributions. The Company's stock will be traded ex-dividend after the payment date of November 19, 2001.

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

Results of Operations

         During the third and fourth quarters of 2000 and the nine months ended September 30, 2001, the Company disposed of substantially all of its assets. See Notes 4 and 5 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three and nine months ended September 30, 2001 and 2000.

Comparison of Three and Nine Months Ended September 30, 2001 and 2000

         Revenues from rental property was $1,372,000 for the quarter ended September 30, 2001 compared to $10,304,000 for the comparable period in 2000. For the nine months ended September 30, 2001 revenues totaled $4,021,000 compared to $35,707,000 in 2000. Expenses were $500,000 for the third quarter of 2001 and $8,761,000 in 2000. For the nine month period, expenses were $1,850,000 in 2001 and $27,951,000 in 2000. These changes resulted primarily from the above mentioned disposition of substantially all of the Company's assets. Interest expense has been eliminated since the proceeds of property dispositions were utilized, in part, to repay all outstanding mortgage indebtedness, while depreciation and amortization charges have been suspended on the Company's remaining properties held for sale. Minority interests in the Operating Partnership were substantially eliminated in conjunction with property dispositions as discussed in Notes 4 and 5 to the accompanying Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

         The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

         The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from its six (6) remaining properties are anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of all such properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that this will occur in the near future or at prices sufficient to aggregate the estimated $18.25 in total per share liquidating distributions to the shareholders of the Company.

         Pending the sale of its remaining shopping center properties, the Company will continue to direct its asset and property management resources to maximize cash flow from these existing properties and endeavor to enhance their value through its knowledge of the shopping center industry.

Cash Flows

         Cash flow provided by operating activities was $15,000 for the nine months ended September 30, 2001 compared to $12,693,000 for the comparable period in 2000. Net cash provided by investing activities was $11,811,000 in 2001 and $54,293,000 in 2000. Net cash used in financing activities was $12,890,000 in 2001 compared to $31,566,000 in 2000. These changes result primarily from the above mentioned disposition of substantially all of the Company's assets.

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

On August 3, 2001, the Court, while agreeing with the legal analysis set forth in the Company's motion to dismiss the claim for breach of fiduciary duty (the "Motion") against the directors of the Company, amended the pleading in order to recognize that, in situations such as the one at hand, a demand by the plaintiff on the board of directors to commence an action would have been futile. Therefore, the Court mooted the Motion through its amendment of the complaint, which was deemed amended in accordance with the Court's order. The breach of fiduciary claim was therefore permitted to stand. Plaintiff has moved for class certification. The Company intends to vigorously oppose this motion. Although plaintiff sought to prevent further discovery relating to class certification, the Court has ordered that discovery go forward. Plaintiff's motion for class certification should be fully briefed in the beginning of December 2001 and the hearing before the Court on this motion is currently scheduled for December 20, 2001. Based on the facts discovered regarding plaintiff's suitability to serve as lead plaintiff, and the Court's comments regarding plaintiff's suitability, the Company is hopeful that class certification will be denied. In the event that class certification is denied, the plaintiff has asserted a derivative claim for breach of fiduciary duty in connection with the liquidation, and may elect to proceed with that claim on its own.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Effective as of October 5, 2001 (the "Resignation Date"), Louis J. Petra resigned as President, as an officer and as a member of the Board of the Company. Following the Resignation Date, Mr. Petra may, at the request of the Company's Board of Directors, provide consulting services to the Company as an independent contractor on a per diem basis. The Company is under no obligation to request Mr. Petra's services, and Mr. Petra is under no obligation to provide such services. Mr. Petra's per diem rate will be $1,200 plus reimbursement of reasonable out-of-pocket expenses.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

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

(b) Report on Form 8-K

         On September 7, 2001, the Company filed with the SEC a Current Report on Form 8-K dated August 31, 2001, reporting under Item 2 that the Company completed the sale of its North Star Shopping Center in Alexandria, Minnesota, pursuant to its plan of liquidation and declared a third liquidating distribution of $.75 per share on September 5, 2001. In addition, on August 14, 2001 the Company filed with the SEC, a Form 8-K/A dated June 14, 2001 amending its current report on Form 8-K dated June 14, 2001 to provide certain pro forma financial information.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHILIPS INTERNATIONAL REALTY CORP.

November 14, 2001             /s/ Philip Pilevsky
                              -------------------------------------------------
(Date)                        Philip Pilevsky
                              Chairman of the Board and Chief Executive Officer

November 14, 2001             /s/ Carl Kraus
                              -------------------------------------------------
(Date)                        Carl Kraus
                              Chief Financial Officer