Form 10-K
period 2001-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2002-04-01
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-23463

                                .................

                           PHILIPS INTERNATIONAL REALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Maryland                                      13-3963667
  -------------------------------              -------------------------------
  (State or other jurisdiction of                       (IRS Employer
   Incorporation or Organization)                     Identification No.)

          417 Fifth Avenue
         New York, New York                                10016
  -------------------------------              -------------------------------
(Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code: (212) 545-1100

           Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $0.01 par value                    New York Stock Exchange
  -------------------------------              -------------------------------
       (Title of Each Class)                      (Name of Each Exchange on
                                                       Which Registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

As of March 22, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $15.9 million. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. The calculation does not reflect a determination that persons are non-affiliates for any other purpose.

As of March 22, 2002, 7,340,474 shares of common stock, $.01 par value, of the Company (the "Common Stock") were outstanding.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 17.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

                       PHILIPS INTERNATIONAL REALTY CORP.


                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                                                 PAGE
                                                                                                                 ----

PART I
Item 1.      Business..........................................................................................     1
Item 2.      Properties........................................................................................     8
Item 3.      Legal Proceedings.................................................................................    10
Item 4.      Submission of Matters to a Vote of Security Holders...............................................    10

PART II
Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters..............................    10
Item 6.      Selected Financial Data...........................................................................    11
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.............    13
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk........................................    15
Item 8.      Financial Statements and Supplementary Data.......................................................    15
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............    15

PART III
Item 10.     Directors and Executive Officers of the Registrant................................................    15
Item 11.     Executive Compensation............................................................................    15
Item 12.     Security Ownership of Certain Beneficial Owners and Management....................................    15
Item 13.     Certain Relationships and Related Transactions....................................................    15

PART IV
Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.................................    16

                                     PART I

ITEM 1. BUSINESS

GENERAL

Philips International Realty Corp. (the "Company") is a self-advised real estate investment trust ("REIT") formed in 1997 to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the "Philips Group"). The Philips Group has been engaged in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly concentrated in greater New York and Miami metropolitan areas.

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

At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares outstanding were voted, with 99.7% of these votes cast in favor of the plan of liquidation.

On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to
(a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members in exchange for cash and the redemption of units in Philips International Realty, L.P. (the "Operating Partnership"), (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. To date, a total of $15.25 per share has been distributed. The Company's five remaining assets are currently being offered for sale.

On January 29, 2002, the Company announced that Kmart Corporation's ("Kmart") Chapter 11 bankruptcy filing is likely to delay the sales of the Company's five remaining properties pursuant to the Company's plan of liquidation, and may result in a reduction of the remaining projected liquidating distributions of $3.00 per common share. Further, the Company reported that Kmart leases a significant portion of the space in each of the Company's five remaining shopping center properties, of which four stores are currently operating and one Kmart store in Reedley, California is closed. While operating in bankruptcy, Kmart has announced that it will seek immediate cancellation of leases at closed locations. As a result of the uncertainty pertaining to the ultimate status of the Kmart leases, the Company expects a delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from sales of the remaining five properties cannot currently be evaluated.

On February 19, 2002, the Company announced that the New York Stock Exchange
(NYSE) has advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization falls below $15 million ($2.05 per common share) over a 30-day trading period. The Company's stock closed at $2.30 per share on the NYSE on March 22nd. If the Company's shares cease to be traded on the NYSE, the Company believes that an alternative trading venue may be available; however, there can be no assurances that such an alternative market will develop. If the Company is delisted from the NYSE, the Company has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ.

On March 13, 2002, the Company announced that its four properties with operating Kmart stores (Sacramento, CA, Atwater, CA, McHenry, IL and Hopkinsville, KY) are not affected by Kmart's recent announcement of store closings. Kmart is operating under the protection of Chapter 11 of the Bankruptcy Code, and the Court approved the cancellation of the Kmart lease at the Company's remaining property, located in Reedley, California, in January. Although none of the Company's remaining Kmart stores were targeted for closure, there can be no assurance that Kmart will not seek to cancel additional leases while it is in bankruptcy. Recently the Company objected to Kmart's request for an extension of the 60-day period in which the debtor must assume or reject the Company's leases under the Bankruptcy Code. Kmart was seeking an extension on all remaining leases through July 2003, and the Courts generally grant such significant extensions. As to the Company's Kmart leases, the Court approved an agreement with Kmart that all leases which have not been assumed or rejected on or before September 30, 2002 will be subject to certain protections from October 1, 2002 through January 15, 2003 which, among other things, precludes store closings during this period. In addition, the Court set March 31, 2003 as the deadline for Kmart to assume or reject the Company's leases without prejudice to Kmart's right to seek further extension. As a result of the uncertainty pertaining to the ultimate status of the Kmart leases, the Company expects a continued delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from sales of the Company's remaining five properties and the Company's target of approximately $18.25 of aggregate liquidating distributions to shareholders cannot currently be evaluated. The uncertainty that continues to surround Kmart could impede the Company's ability to achieve prompt sales of its remaining assets at acceptable prices.

ACQUISITION AND DISPOSITION OF REAL ESTATE INTERESTS

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

Also in conjunction with its plan of liquidation, the Company has completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to certain former unit holders of the Operating Partnership, including Philip Pilevsky, the Company's Chairman and Chief Executive Officer (collectively, the "Related Limited Partners"). The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of their entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a gain of $24.4 million, net of $9.3 million of minority interest.

In connection with its plan of liquidation, on June 14, 2001, the Company completed the sale of its redevelopment site located in Lake Worth, Florida (the "Lake Worth Property") to the Related Limited Partners, for approximately $7.6 million in cash, pursuant to the Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000 (the "Lake Worth Agreement"). The sale of this property resulted in a gain of approximately $.3 million.

The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted, up or down, so that the aggregate value per Unit received by them in connection with the November 2000 distribution to the Related Limited Partners of the Company's four (4) shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per Unit), and the estimated per share value to be received by the Company's stockholders in the liquidation ($18.25 per share), will be the same.

On August 31, 2001, the Company completed the sale of its North Star Shopping Center in Alexandria, Minnesota for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated July 16, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, and Repco LLP, as successor to Kordel, Inc., a Minnesota corporation. The sale resulted in a gain of approximately $4 thousand.

On October 31, 2001, the Company completed the sale of its Highway 101 Shopping Center in Port Angeles, Washington for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated June 14, 2001 by Philips Shopping Center Fund L.P, a Delaware limited partnership, and BDG LLC, as successor to 3 Puyallup Associates, LLC., a Washington limited liability company. This transaction resulted in a gain of $39 thousand.

As a consequence of the above-referenced transactions, the Company's remaining shopping center portfolio at December 31, 2001 comprises five properties located in California (3), Illinois (1) and Kentucky (1). These shopping centers represent an aggregate 477,901 square feet of gross leasable area. As of December 31, 2001, these properties were 90.7% leased to 41 tenants. The Company is actively marketing these properties for sale. On February 28, 2002, the Company entered into an agreement to sell its property located in McHenry, Illinois for approximately $4 million. In March 2002, the parties to the agreement agreed to consummate the sale on April 16, 2002. Although management will endeavor to consummate a sales transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

OPERATING STRATEGY

Pending the sale of its remaining five shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its extensive knowledge of the retail industry and shopping center operations.

MANAGEMENT AND CAPITAL STRUCTURE

Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, and Sheila Levine, Chief Operating Officer, Executive Vice President and Secretary have extensive experience in managing and redeveloping retail properties.

Louis Petra, former President and Director of the Company, resigned such offices and terminated his at-will agreement with the Company effective October 5, 2001. Carl Kraus, the Company's Chief Financial Officer is resigning as of March 31, 2002. Mr. Petra has agreed to act as a consultant to the Company's Board of Directors and executive officers with regard to the completion of the plan of liquidation.

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

As of December 31, 2000, the Company had utilized proceeds from property dispositions in part to satisfy all outstanding mortgage indebtedness. The Company's organizational documents do not limit the amount of indebtedness that the Company may incur. There was no mortgage debt outstanding at December 31, 2001.

EMPLOYEES

As of December 31, 2001, the Company had 3 employees, who were not unionized.

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

WE ARE DEPENDENT UPON THE ECONOMICS IN OUR MARKETS AND OF SHOPPING CENTERS GENERALLY.

Dependence on market regions and tenants. Adverse economic developments in the states where the Company's remaining properties are located could adversely impact the operations of our properties and, therefore, our profitability and ability to sell. Since our portfolio consists primarily of retail properties (as compared to a more diversified portfolio), a decline in the economy or a decline in the demand for retail space may adversely affect our cash flow and the value of our remaining properties. As of December 31, 2001, approximately 69% of the Company's GLA was leased to Kmart. On January 22, 2002, Kmart filed for protection under Chapter 11 of the Bankruptcy Code. In January, the Court approved the cancellation of the Company's Kmart lease at the Reedley, CA property, which is reflected herein as if the lease were terminated as of December 31, 2001. Although none of the Company's remaining five Kmart stores have yet been targeted for closure (except for the store already closed), there can be no assurance that Kmart will not seek to cancel additional leases while it is in bankruptcy.

CONFLICTS OF INTEREST COULD ADVERSELY AFFECT OUR OPERATIONS.

Potential conflicts with management. Our executive officers, including Mr. Philip Pilevsky and Ms. Sheila Levine, direct our day-to-day operations. Philips International Holding Corp., a corporation that Mr. Pilevsky and Ms. Levine own, manages such day-to-day operations pursuant to a management agreement dated December 31, 1997. Mr. Pilevsky also has several other real estate holdings and activities that are not part of our company. A limited number of such holdings are retail properties that may compete with our properties. Personnel of Philips International Holding Corp. will spend some of their time managing the holdings of Mr. Pilevsky. This will prevent such personnel from devoting their efforts full-time to managing our properties. The failure of such personnel to adequately serve us could adversely affect our business.

Mr. Louis Petra resigned as President of our Company and as a Director in October 2001. Mr. Carl Kraus is resigning as Chief Financial Officer of our Company as of March 31, 2002. Mr. Petra remains a consultant to our Company on a per diem basis. We will not have the services of Mr. Kraus and will only have the services of Mr. Petra on a limited basis. This loss of personnel could adversely affect our business.

Potential conflicts with other real estate activities. In connection with the Company's formation in December 1997, we acquired twelve of the thirteen properties we then owned from holders of units of Philips International
Realty, L.P. Certain of these holders, including Mr. Pilevsky and Ms. Levine, continue to hold interests in real properties (including retail properties that may compete with our properties) that they owned but did not transfer to us at such time. While an Amended and Restated Non-Competition Agreement dated as of December 31, 1997 prevents Mr. Pilevsky, Ms. Levine and Philips International Holding Corp. from acquiring, operating and managing or developing certain retail shopping center properties other than through us, it does not restrict their activities with respect to retail properties they owned but did not transfer to us at the time of our formation. As a result, Mr. Pilevsky will devote his professional time to overseeing the management of our properties as well as overseeing the management of other properties. The failure of Mr. Pilevsky to adequately serve us could adversely affect our business.

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

Kmart currently leases approximately 69% of the Company's GLA and represents approximately 60% of the Company's annualized base rental revenues. On January 22, 2002, Kmart filed for protection under Chapter 11 of the Bankruptcy Code. In January, the Court approved the cancellation of the Company's Kmart lease at the Reedley, CA property. Although none of the Company's remaining four Kmart stores have yet been targeted for closure, there can be no assurance that Kmart will not seek to cancel additional leases while it is in bankruptcy.

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

         As of December 31, 2001, we had no outstanding mortgage debt.

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

We are dependent upon our executive officers and professional consultants whose continued service is not guaranteed.

We are dependent upon our executive officers and professinal consultants for strategic business direction and real estate experience. Loss of their services could adversely affect us. We cannot assure you that any of our executive officers and professional consultants will continue to provide services to us. We have entered into a non-competition agreement with each of Mr. Pilevsky and Ms. Levine that prevents them from engaging in certain retail real estate activities.

Mr. Louis Petra resigned as President of our Company and as a Director in October 2001. Mr. Carl Kraus is resigning as Chief Financial Officer of our Company as of March 31, 2002. Mr. Petra remains a consultant to our Company on a per diem basis. We will not have the services of Mr. Kraus and will only have the services of Mr. Petra on a limited basis. This loss of personnel could adversely affect our business.

Inability to make required distributions to shareholders could affect our real estate investment trust status.

For the Internal Revenue Service to treat us as a real estate investment trust under the Internal Revenue Code, we must distribute to our shareholders at least 90% of our real estate investment trust taxable income each year. We cannot assure you that we will satisfy the annual distribution requirement to qualify as a real estate investment trust.

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

Certain provisions of the Maryland General Corporation Law, our articles of incorporation, our by-laws, and our shareholder rights plan may (1) inhibit a change in control of our company, (2) inhibit the removal of existing management or (3) prevent us from paying you a premium for your shares of our common stock over the then-prevailing market prices.

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

Any annual distribution rate on the price paid for shares of our common stock (compared to rates on alternative investments) may influence the public market price of our common stock. An increase in general interest rate levels may lead purchasers of our common stock to demand a higher annual distribution rate. Such demands could adversely affect the market price of our common stock.
Upon the shareholders' approval of the plan of liquidation in October 2000, the Company suspended the payment of regular quarterly dividends. Pursuant to the plan of liquidation, a total of $15.25 has been distributed to date.

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

ITEM 2. PROPERTIES

GENERAL

As of December 31, 2001, the Company held interests in 5 retail properties encompassing approximately 478,000 square feet of gross leaseable area ("GLA"). Information concerning the 5 properties, is set forth in the following Property Summary Data chart.

The Company's neighborhood and community shopping centers usually are anchored by national or regional retailers. As of December 31, 2001, the Company's properties were 90.7% leased to 41 tenants.


PROPERTY SUMMARY DATA

The following table sets forth certain information relating to each of the Properties at December 31, 2001.

                                                                                             Annualized Contractual
                                                                             %             Base Rent at 12/31/2001 (1)
                                                 Year Built/    Total      Leased                   % of       Base
                                          %      Renovated       GLA         At         Base      Portfolio  Rent/Sq.Ft     Key
Property and Location                   Owned   Yr. Acquired   (Sq.Ft.    12/31/01   Rent ($000)  Base Rent    (2) $       Tenant
--------------------------             -------  ------------  ---------  ----------  -----------  ---------  ---------  ------------

  1105 Bellvue Road .................    100.0%      1987       109,698      100.0%          738       27.2        6.72       Kmart
    Atwater, CA                                      1998

  Northgate Shopping Center .........    100.0%      1987       105,063      100.0%          695       25.7        6.61       Kmart
    Northgate Blvd                                   1998
     Sacramento, CA

  McHenry Commons, S.C ..............    100.0%      1987       100,408       98.7%          565       20.9        5.71       Kmart
     North Richmond Road                             1998
     McHenry, IL

   Pennyrile Marketplace, S.C. ......    100.0%      1987        90,077       93.2%          433       16.0        5.15       Kmart
    3010 Fort Campbell Rd                            1998
    Hopkinsville, KY

Manning Avenue ......................    100.0%      1987        72,655       49.3%          275       10.2       7.67  Factory 2-U
 Reedley, CA (3)                                     1998
                                                              ---------  ----------  -----------  ---------  ---------
Portfolio Total/weighted Average ....                           477,901       90.7%        2,706      100.0%      6.24
                                                              =========  ==========  ===========  =========  =========


(1) Total annualized contractual base rent for all leases in place at December 31, 2001. Amount excludes (i) future contractual rent escalations and cost of living increases; (ii) percentage rent and
         (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

(2) Total annualized contractual base rent divided by total GLA leased at December 31, 2001.

(3) Kmart's lease cancelled by bankruptcy court in January 2002. Amounts reflect Kmart vacancy at December 31, 2001.

OCCUPANCY

During the past five years the portfolio occupancy and total annualized contractual base rent per square foot for its remaining wholly-owned shopping center properties were as follows:

                                                                                          TOTAL ANNUALIZED
                                                          NUMBER OF          %        CONTRACTUAL BASE RENT PER
YEAR ENDED DECEMBER 31,                                   PROPERTIES       LEASED     LEASED SQUARE FOOT ($)(1)
                                                          ----------       ------     -------------------------

2001...................................................        5            90.7%                6.24
2000...................................................        5            98.4%                6.14
1999...................................................        5            99.0%                6.10
1998...................................................        5            99.8%                6.01
1997...................................................        5            99.6%                5.99

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

At December 31, 2001, Kmart Corporation was the Company's largest tenant representing approximately 60% of the Company's annualized base rental revenues. On January 22, 2002, Kmart filed for protection under Chapter 11 of the Bankruptcy Code. In January, the Court approved the cancellation of the Company's Kmart lease at the Reedley, CA property. Although none of the Company's remaining four Kmart stores have yet been targeted for closure, there can be no assurance that Kmart will not seek to cancel additional leases while it is in bankruptcy. No other tenant accounted for more than of 4% revenues.

LEASE EXPIRATIONS

The following table sets forth all scheduled lease expirations for the Company's remaining properties beginning January 1, 2002, assuming that none of the tenants exercises renewal options or termination rights:

                                                                           ANUALIZED CONTRACTUAL
                                                                         BASE RENT AT 12/31/01 (1)
                                                                         -------------------------
                                          TOTAL GLA
                                            UNDER
                           NUMBER OF      EXPIRING                                          % OF
     LEASE EXPIRATION       LEASES         LEASES         % OF TOTAL      BASE RENT       PORTFOLIO      BASE RENT/
           YEAR            EXPIRING       (SQ.FT.)       EXPIRING GLA        ($)          BASE RENT      SQ.FT.(2)($)
           ----            --------       --------       ------------        ---          ---------      ------------

  2002                         13           42,664            9.8         392,250            14.5           9.19
  2003                         9            29,489            6.8         316,468            11.7          10.73
  2004                         5             8,759            2.0          93,964             3.5          10.73
  2005                         5             7,940            1.8          95,844             3.5          12.07
  2006                         2             8,648            2.0          80,256             3.0           9.28
  2007                         1             2,800            0.7          29,400             1.1           10.5
  2008                         2             5,086            1.2          63,084             2.3           12.4
  2009                         0                 0              0               0               0              0
  2010                         0                 0              0               0               0              0
  2011                         0                 0              0               0               0              0
  2012 and thereafter          4           328,264           75.7       1,634,563            60.4           4.98
                             ---          --------         ------      ----------          ------          -----

  Total/Weighted
  Average                     41           433,650          100.0       2,705,829           100.0           6.24
                             ===          ========         ======      ==========          ======          =====

     (1) Total annualized contractual base rent for all leases in place at December 31, 2001. Amount excludes (i) future contractual rent escalation and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursement.

     (2) Total annualized contractual base rent divided by total GLA leased at December 31, 2001.

Tax Basis And Real Estate Taxes

The aggregate cost basis of depreciable real property for federal income tax purposes in the Company's remaining properties as of December 31, 2001 was approximately $20 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets of 39 years. The aggregate real estate tax obligations on these properties during the fiscal year ended December 31, 2001 was approximately $.6 million, or approximately $.81 per square foot of GLA. Virtually all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of real estate tax increases, including real estate tax increases resulting from improvements.

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

On February 19, 2002, the Company announced that on February 5, 2002 the Court denied the plaintiff's motion for class action certification. The plaintiff may elect to proceed with its claims on its own now that class certification has been denied. The plaintiff also has asserted derivative claims for alleged breaches of fiduciary duty by the directors of the Company. The Company believes that such derivative claims are deficient for, among other reasons, the grounds upon which class certification was denied. The Company believes that all of the asserted claims are without merit, and will defend such action vigorously.

On February 28, 2002, the Company announced that the plaintiff has sought permission from the Court of Appeals for the Second Circuit to appeal the denial of class certification discussed above. In order for plaintiff to obtain permission to appeal, it must demonstrate that the denial of class certification effectively terminates the litigation and that the District Court's decision was an abuse of its discretion. The Company has opposed plaintiff's application. If the Court of Appeals grants plaintiff's request, plaintiff will then be able to appeal the District Court's denial of class certification. The Company has incurred significant costs in connection with defense of this litigation, which are covered under the Company's directors and officers insurance policy (see
Note 6 to the Consolidated Financial Statements).

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

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the NYSE under the ticker symbol "PHR" and began trading on May 8, 1998. On February 19, 2002, the Company announced that the New York Stock Exchange (NYSE) has advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization falls below $15 million ($2.05 per common share) over a 30-day trading period. If the Company's shares cease to be traded on the NYSE, the Company believes that an alternative trading venue may be available; however, there can be no assurances that such an alternative market will develop. If the Company is delisted from the NYSE, the Company has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ.

Market Information

The following table sets forth the quarterly high, low and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2001 and 2000:

                                                                     HIGH          LOW            CLOSE
                                                                     ----          ---            -----

2001:
First Quarter ..................................................   $  4.60        $  3.75        $  4.10
Second Quarter .................................................   $  4.30        $  4.05        $  4.20
Third Quarter ..................................................   $  4.40        $  2.80        $  2.90
Fourth Quarter .................................................   $  3.18        $  2.35        $  2.51

2000:
First Quarter...................................................   $16.812        $14.562        $16.625
Second Quarter..................................................   $ 17.50        $ 16.00        $17.375
Third Quarter...................................................   $17.438        $16.938        $ 17.25
Fourth Quarter..................................................   $ 17.25        $  4.00        $ 4.063


On March 22, 2002, the closing Common Stock sales price on the NYSE was $2.30 per share.

Holders

On March 22, 2002, the Company had 1,156 common shareholders of record.

Dividends and Distributions

The Company paid distributions on its Common Stock as follows during calendar years 2001 and 2000:


                                                         Record             Date of             Amount
                Date of Declaration                       Date              Payment           Per Share
                -------------------                       ----              -------           ---------

                2001 Year
                ---------
                6/21/01                                   7/2/01              7/9/01            $ 1.00*
                9/5/01                                   9/17/01             9/24/01            $  .75*
                11/2/01                                 11/12/01            11/19/01            $  .50*

                2000 Year
                ---------
                3/15/00                                  3/31/00             4/17/00            $.3775
                6/15/00                                  6/30/00             7/17/00            $.3775
                12/5/00                                 12/15/00            12/22/00            $13.00*

* Constituted liquidating distributions under the Company's plan of liquidation.

For income tax purposes, 100% of the dividends for 2001, totaling $2.25 per share, were a return of capital to shareholders. Dividends for 2000 totaling $.6653 per share represented ordinary dividend income and $13.4264 was a return of capital to shareholders.

Future distributions by the Company will be determined by the Board of Directors and will be dependent upon a number of factors. In addition, in order to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is, in general, required to distribute currently 90% of its taxable income. Upon the stockholders' approval of the plan of liquidation in October 2000, the Company suspended the payment of regular quarterly dividends. Pursuant to the plan of liquidation, a total of $15.25 has been distributed to date.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for:
(i) Philips International Realty Corp. as of and for the years ended December 31, 2001, 2000, 1999 and 1998 (see Footnote 1 to the following table); and (ii) for The Philips Company (consisting of ten Properties accounted for on a combined basis and two Properties accounted for on an equity basis) on a combined basis as of and for the year ended December 31, 1997. This information should be read in conjunction with all of the financial statements and the notes thereto appearing elsewhere in this Form 10-K.

                 THE COMPANY AND THE PHILIPS COMPANY (COMBINED)
                  (Dollars in thousands, except per share data)

                                                                    Philips International Realty Corp. (1)              The Philips
                                                                             Year ended December 31,                      Company
                                                           ---------------------------------------------------------   ------------

                                                               (In thousands, except per share and property data)

                                                               2001            2000          1999           1998           1997
                                                           ------------   ------------   ------------   ------------   ------------

OPERATING DATA:
Revenues from rental property..........................    $      5,023   $     43,134   $     42,457   $     22,625   $     26,698
Income before extraordinary items......................           2,743         49,997          8,336          4,521          1,336
Income before extraordinary items, per common share:
Basic..................................................             .37           6.81           1.14            .94           --
Diluted................................................             .37           6.81           1.14            .94           --

BALANCE SHEET DATA:
Rental properties, net, at cost........................          18,974         33,579        261,631        208,914           --(2)
Investments in real estate joint ventures..............            --             --           25,134         34,664           --(2)
Total assets...........................................          22,385         37,572        306,550        264,347           --(2)
Mortgages and notes payable............................            --             --          181,955        137,487           --(2)
Shareholders' equity...................................          21,170         34,944         86,854         89,398           --(2)

OTHER DATA:
Net cash provided by (used in) operating
activities.............................................            (298)        10,038         15,784          6,494           --
Net cash provided by (used in) investing
activities.............................................          16,029        120,268        (51,760)       (47,300)          --
Net cash provided by (used in) financing...............         (16,573)      (131,785)        30,044         49,922           --
activities.............................................
Cash dividends declared per share......................            2.25          13.76           1.51            .86           --
GLA (sq.ft.) (at end of period)........................         477,901        890,663      3,889,514      3,814,889      2,391,856
Occupancy of Properties owned (%) (at end of Period)...            90.7           83.1           90.5           94.4           96.3

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Philips International Realty Corp. Consolidated Financial Statements and Notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

RESULTS OF OPERATIONS
During the third and fourth quarters of 2000 and the year ended December 31, 2001, the Company disposed of substantially all of its assets. See Notes 2 and 14 to Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the years ended December 31, 2001 and 2000.

Comparison of the Year ended December 31, 2001 to December 31,2000.

Revenues from rental property was $5,023,000 for the year ended December 31, 2001 compared to $43,134,000 for the comparable period in 2000. Expenses were $2,675,000 in 2001and $35,610,000 in 2000. These changes resulted primarily from the above mentioned disposition of substantially all of the Company's assets. Interest expense has been eliminated since the proceeds of property dispositions were utilized, in part, to repay all outstanding mortgage indebtedness, while depreciation and amortization charges have been suspended on the Company's remaining properties held for sale. Minority interests in the Operating Partnership were substantially eliminated in conjunction with property dispositions as discussed in Notes 2 and 14 to the accompanying Consolidated Financial Statements.

Comparison of Year Ended December 31, 2000 to December 31, 1999

During July 1999, the Company acquired nine shopping center properties anchored by Kmart and comprising approximately 1.1 million square feet of leasable space located in six states. Prior to these acquisitions, the Company had purchased, through a series of unrelated transactions since July 1998, limited partnership interests in these properties and reported its investment on the equity method of accounting. During the first quarter 2000, the Company acquired the minority interests in two additional shopping center properties previously accounted for under the equity method of accounting. The accompanying Consolidated Statements of Income for year ended December 31, 2000 report the operations of these eleven properties on a consolidated basis subsequent to the date of acquiring a controlling interest. Consequently, the acquisition of these properties gives rise to significant changes when comparing the Company's results of operations for the year December 31, 2000 to the year ended December 31, 1999.

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

The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from its five (5) remaining properties are anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of all such properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that this will occur in the near future or at prices sufficient to aggregate the estimated $18.25 total per share liquidating distributions to the shareholders of the Company.

CASH FLOWS

Comparison of Year Ended December 31, 2001 to December 31, 2000. Net cash provided by (used in) operating activities was ($298,000) for the year ended December 31, 2001 compared to $10,038,000 for the comparable period in 2000. Net cash provided by investing activities was $16,029,000 in 2001 compared to $120,268,000 in 2000. Net cash used in financing activities was $16,573,000 in 2001 compared to $131,785,000 in 2000. These changes resulted primarily from the above mentioned disposition of substantially all of the Company's assets and the adoption of the plan of liquidation.

Comparison of Year Ended December 31, 2000 to December 31, 1999. Net cash provided by operating activities decreased from $15,784,000 in 1999 to $10,038,000 in 2000 primarily due to the above mentioned disposition of substantially all of the Company's assets during the third and fourth quarters of 2000 coupled with higher general and administrative expenses in 2000 related to the plan of liquidation. Net cash provided by (used in) investing activities was $120,268,000 in 2000 compared to ($51,760,000) in 1999. This change results primarily from the disposition of substantially all of the assets during 2000 compared to significant acquisitions of rental properties and joint venture interests in 1999. Net cash provided by (used in) financial activities was ($131,785,000) in 2000 compared to $30,044,000 in 1999. This change results principally from the repayment of all debt related to the above mentioned disposition of assets and the payment of the initial liquidating distribution of $13 per common share on December 22, 2000 compared to significant borrowing of debt to finance acquisitions in 1999. The net decrease in cash and cash equivalents was $1,479,000 in 2000 and $5,933,000 in 1999, which resulted from a combination of the aforementioned activities.

Recently Issued Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the Company on January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company's results of operations or financial position.

Critical Accounting Policies

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of consolidated financial statements.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties is impaired at December 31, 2001.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page 19.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT AUDITORS


                                                                        PAGE(S)
                                                                          IN
                                                                       FORM 10-K
                                                                       ---------

PHILIPS INTERNATIONAL REALTY CORP.
Report of Independent Auditors..........................................  19
Consolidated Balance Sheets as of December 31, 2001 and 2000............  20
Consolidated Statements of Income for the Years Ended December 31,
        2001, 2000 and 1999.............................................  21
Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 2001, 2000 and 1999................................  22
Consolidated Statements of Cash Flows for the Years Ended December 31,
        2001, 2000 and 1999.............................................  23
Notes to Consolidated Financial Statements..............................  24

(a) 2. Financial Statement Schedules

        Schedule III--Real Estate and Accumulated Depreciation as of
          December 31, 2001.............................................  33


All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

         (a) 3. EXHIBITS.
Exhibit
Number      Description
------      -----------

2.1         Plan of Liquidation and Dissolution of the Company (filed as exhibit
            2.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 31,1997, and incorporated herein by reference).
3.2         Articles Supplementary of Series A Preferred Stock (filed as Exhibit
            3.2 to the Company's Form 8-K dated December 31, 1997 and incorporated herein by reference).
3.3 Articles Supplementary dated July 27, 1999, (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).
3.4 Third Amended and Restated By-Laws of the Company dated July 27, 1999, (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).
3.5 Form of Certificate of Common Stock (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference).
4.1 Shareholder Rights Agreement, dated as of March 31, 1999, between the Company and BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
4.2 Amendment No. 1, dated July 27, 1999, to Shareholder Rights Agreement dated as of March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).
4.3 Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333- 47975, and incorporated herein by reference).
10.2 First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference).
10.3 Form of 1997 Stock Option and Long-Term Incentive Plan of the Company (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference).
10.4 Contribution and Exchange Agreement, dated August 11, 1997, among National Properties Investment Trust, the Board of Trustees, the Company, the Operating Partnership and certain contributing partnerships or limited liability companies associated with a private real estate firm controlled by Philip Pilevsky and certain partners and members thereof (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-4, Registration No. 333-41431, and incorporated herein by reference).
10.5 Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
10.6 Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).
10.7 Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Form 8-K dated December 31, 1997, and incorporated herein by reference).
10.8 Employment Agreement between the Company and Louis J. Petra (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference).
10.9        Employment Agreement between the Company and Sheila Levine (filed as
            Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference).
10.10       Employment Agreement between the Company and Carl Kraus (filed as
            Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 15, 1999 and Incorporated herein by reference).
10.11 Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998 and incorporated herein by reference).
10.12 Purchase and Sale Agreement dated as of April 28, 2000, by and among Munsey Park Associates, LLC, a New York limited liability company, North Shore Triangle, LLC, a New York limited liability company, Philips Yonkers, LLC, a New York limited liability company, Philips Henry, LLC, a New York limited liability company, Philips Shopping Center Fund, L.P., a Delaware limited partnership, and Philips Lake Mary Associates, L.P., a Delaware limited partnership, and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.13 Redemption Agreement dated as of April 27, 2000, by and among the Operating Partnership and Philip Pilevsky (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.14 Asset Contribution, Purchase and Sale Agreement dated as of April 28, 2000, by and among the Company, the Operating Partnership, Certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
            10.3 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.15 Amended and Restated Redemption Agreement dated as of April 27, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, and Philip Pilevsky (filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.16 Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, and Allen Pilevsky (filed as exhibit 10.2 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.17 Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, and Fred Pilevsky (filed as exhibit 10.3 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.18 Redemption Agreement dated as of April 28, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, and SL Florida LLC, a Delaware limited liability company (filed as exhibit 10.4 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.19 First Amendment to Asset Contribution, Purchase and Sale Agreement dated as of May 31, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
            10.5 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).

10.20 Second Amendment to Asset Contribution, Purchase and Sale Agreement dated as of June 15, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
            10.6 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.21 Third Amendment to Asset Contribution, Purchase and Sale Agreement dated as of June 20, 2000, by and among Philips International Realty, L.P., a Delaware limited partnership, the Company, certain Affiliated Parties signatory thereto, KIR Acquisition, LLC, a Delaware limited liability company, and Kimco Income Operating Partnership, L.P., a Delaware limited partnership (filed as exhibit
            10.7 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.22 Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by 1517-25 Third, L.P., a New York limited partnership, Philip Pilevsky, SL Florida LLC, a Delaware limited liability company, Allen Pilevsky and Fred Pilevsky (filed as exhibit 10.8 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.23 Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000, by Philips International Realty, L.P., a Delaware limited partnership, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky (filed as exhibit 10.9 to the Company's Current Report on Form 8-K dated April 28, 2000, and incorporated herein by reference).
10.24 Amendment to Amended and Restated Purchase and Sale Agreement dated as of April 4, 2001, by and between the Company, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky (filed as exhibit
            10.24 to the Company's Annual Report on Form 10-K dated April 17, 2001, and incorporated herein by reference).
21.1 Subsidiaries of the Company (filed as exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).


            (B) REPORTS ON FORM 8-K

            The Company filed the following Current Reports on Form 8-K in the fourth quarter of 2001:

            On October 25, the Company filed with the SEC a Form 8-K/A dated August 31, 2001 amending its current report on Form 8-K dated August 31, 2001 to amend certain pro forma financial information.

            On November 14, 2001, the Company filed with the SEC a Current Report on Form 8-K dated October 31, 2001, reporting under Item 2 that the Company completed the sale of its Highway 101 Shopping Center in Port Angeles, Washington. In addition, on December 21, 2001 the Company filed with the SEC a Form 8-K/A dated October 31, 2001 amending its current report on Form 8-K dated October 31, 2001 to provide certain pro forma financial information.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Philips International Realty Corp.

We have audited the accompanying consolidated balance sheets of Philips International Realty Corp. as of December 31, 2001, and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Philips International Realty Corp. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Philips International Realty Corp. at December 31, 2001, and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                ERNST & YOUNG LLP

New York, New York
March 20, 2002

                        PHILIPS INTERNATIONAL REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                         -----------------------------------
                                                                                               2001               2000
                                                                                         ---------------     ---------------
                                     Assets

Rental properties - held for sale - at cost
     Land and improvements                                                               $     3,917,356     $     6,856,284
     Building and improvements                                                                15,672,196          27,801,307
                                                                                         ---------------     ---------------
                                                                                              19,589,552          34,657,591
     Less: Accumulated depreciation                                                              615,892           1,078,362
                                                                                         ---------------     ---------------
Rental properties, net                                                                        18,973,660          33,579,229
Cash and cash equivalents                                                                        863,005           1,704,425
Accounts receivable net of allowance of $224,000 in 2001 and $0 in 2000                          303,543             981,192
Deferred charges and prepaid expenses                                                             86,269             124,441
Other assets                                                                                   2,158,089           1,183,102
                                                                                         ---------------     ---------------
Total Assets                                                                             $    22,384,566     $    37,572,389
                                                                                         ===============     ===============

                       Liabilities And Shareholders' Equity

Liabilities:
     Accounts payable and accrued expenses                                               $     1,071,891     $     2,402,595
     Other liabilities                                                                            70,671             106,893
                                                                                         ---------------     ---------------
Total Liabilities                                                                              1,142,562           2,509,488
                                                                                         ---------------     ---------------
Minority interests in Operating Partnership                                                       71,878             119,213
                                                                                         ---------------     ---------------

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized;
     no shares issued and outstanding                                                               --                  --
Common Stock, $.01 par value; 150,000,000 shares authorized;
     7,340,474 shares issued and outstanding                                                      73,405              73,405
Additional paid in capital                                                                    92,668,007          92,668,007
Cumulative distributions in excess of net income                                             (71,571,286)        (57,797,724)
                                                                                         ---------------     ---------------
Total Shareholders' Equity                                                                    21,170,126          34,943,688
                                                                                         ---------------     ---------------
Total Liabilities and Shareholders' Equity                                               $    22,384,566     $    37,572,389
                                                                                         ===============     ===============


                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                               For the Years Ended

                                                                                          December 31,
                                                                     -------------------------------------------------------
                                                                          2001                2000                1999
                                                                     ---------------     ---------------     ---------------

Revenues from rental property                                        $     5,022,511     $    43,133,885     $    42,457,222
                                                                     ---------------     ---------------     ---------------

Expenses:
         Operating expenses                                                  888,856           5,573,314           4,902,945
         Real estate taxes                                                   560,996           6,289,543           6,319,382
         Management fees to affiliates                                       154,207           1,255,919           1,228,451
         Interest expense                                                       --            12,166,549           9,552,032
         Depreciation and amortization                                          --             5,598,337           7,242,960
         General and administrative expenses                               1,070,547           4,726,522           2,775,488
                                                                     ---------------     ---------------     ---------------
                                                                           2,674,606          35,610,184          32,021,258
                                                                     ---------------     ---------------     ---------------
Operating income                                                           2,347,905           7,523,701          10,435,964
Equity in net income (loss) of real estate joint ventures                                        (30,529)          2,432,494
Minority interests in income before gain on sale
  and extraordinary items                                                     (8,044)         (2,119,641)         (2,806,967)
Other income (expense), net                                                   18,128           1,675,155          (1,725,281)
                                                                     ---------------     ---------------     ---------------

Income before gain on sale and extraordinary items                         2,357,989           7,048,686           8,336,210
 Gain on sale (net of minority share
  of $1,312 and $16,250,253)                                                 384,516          42,948,640                --
                                                                     ---------------     ---------------     ---------------

Income before extraordinary items                                          2,742,505          49,997,326           8,336,210
Extraordinary items (net of minority share of $553,463 in 2000)                               (1,643,690)               --
                                                                     ---------------     ---------------     ---------------
         Net income                                                  $     2,742,505     $    48,353,636     $     8,336,210
                                                                     ===============     ===============     ===============

Basic and diluted net income per common share:
         Income before extraordinary items                           $          0.37     $          6.81     $          1.14
         Extraordinary items                                                    --                 (0.22)               --
                                                                     ---------------     ---------------     ---------------
         Net income                                                  $          0.37     $          6.59     $          1.14
                                                                     ===============     ===============     ===============


                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                                  CONSOLIDATED
                        STATEMENTS OF SHAREHOLDERS EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                                Common Stock                    Additional
                                                                     -----------------------------------         Paid-In
                                                                         Shares              Amount              Capital
                                                                     ---------------     ---------------     ---------------

Balance, December 31, 1998                                                 7,340,474     $        73,405     $    92,668,007
Net Income
Dividends on common stock
Amortization of stock purchase loans
                                                                     ---------------     ---------------     ---------------
Balance, December 31, 1999                                                 7,340,474              73,405          92,668,007

Net Income
Dividends on common stock
Amortization of stock purchase loans
                                                                     ---------------     ---------------     ---------------
Balance, December 31, 2000                                                 7,340,474              73,405          92,668,007

Net Income
Dividends on common stock
                                                                     ---------------     ---------------     ---------------
Balance, December 31, 2001                                                 7,340,474     $        73,405     $    92,668,007
                                                                     ===============     ===============     ===============

                                                                       Cumulative
                                                                      Distributions
                                                                        in Excess             Stock               Total
                                                                          of Net             Purchase          Shareholders'
                                                                          Income              Loans               Equity
                                                                     ---------------     ---------------     ---------------
Balance, December 31, 1998                                           $    (2,435,222)    $      (908,334)    $    89,397,856
Net Income                                                                 8,336,210                               8,336,210
Dividends on common stock                                                (11,084,124)                            (11,084,124)
Amortization of stock purchase loans                                                             204,166             204,166
                                                                     ---------------     ---------------     ---------------
Balance, December 31, 1999                                                (5,183,136)           (704,168)         86,854,108
Net Income                                                                48,353,636                              48,353,636
Dividends on common stock                                               (100,968,224)                           (100,968,224)
Amortization of stock purchase loans                                                             704,168             704,168
                                                                     ---------------     ---------------     ---------------
Balance, December 31, 2000                                               (57,797,724)               --            34,943,688
Net Income                                                                 2,742,505                               2,742,505
Dividends on common stock                                                (16,516,067)                            (16,516,067)
                                                                     ---------------     ---------------     ---------------
Balance, December 31, 2001                                           $   (71,571,286)               --       $    21,170,126
                                                                     ===============     ===============     ===============


                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended

                                                                                           December 31,
                                                                     -------------------------------------------------------
                                                                          2001                2000                1999
                                                                     ---------------     ---------------     ---------------
Operating activities:
Net income                                                           $     2,742,505     $    48,353,636     $     8,336,210
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
         Depreciation and amortization                                          --             5,598,337           7,242,959
         Amortization - other                                                   --             1,977,797             928,846
         Equity in net income of real estate joint ventures                     --                30,529          (2,432,494)
         Distributions from real estate joint ventures                          --                  --             2,406,781
         Minority interests in income of Operating Partnership                 9,356          17,816,431           2,806,967
         Gain on sale of real estate                                        (385,828)        (59,198,893)               --
         Gain on sale of secured mortgage note receivable                       --              (585,053)               --
Changes in operating assets and liabilities:
         Accounts receivable                                                 677,649            (658,911)         (1,459,209)
         Deferred charges                                                   (917,145)         (2,178,899)         (2,163,035)
         Other assets                                                     (1,057,725)          1,274,234            (695,523)
         Accounts payable and accrued expenses                            (1,330,704)           (599,853)            629,504
         Other payables                                                      (36,222)         (1,791,105)            182,663
                                                                     ---------------     ---------------     ---------------
Net cash provided by (used in) operating activities                         (298,114)         10,038,250          15,783,669
                                                                     ---------------     ---------------     ---------------
Investing activities:
         Net proceeds from sale of shopping center properties             16,029,452         108,274,800                --
         Additions to land, buildings and improvements                          --            (2,239,600)        (40,088,553)
         Investments in real estate joint ventures                              --              (274,387)         (9,906,724)
         Proceeds from sale of interests in real estate joint
              ventures                                                          --            12,157,364                --
         Collection (purchase) of secured mortgage note receivable              --             2,350,000          (1,764,947)
                                                                     ---------------     ---------------     ---------------
Net cash provided by (used in) investing activities                       16,029,452         120,268,177         (51,760,224)
                                                                     ---------------     ---------------     ---------------
Financing activities:
         Repayment of mortgage notes payable, exclusive of
              scheduled principal amortization                                  --           (63,648,998)         (6,300,000)
         Principal amortization of mortgage notes payable                       --              (606,349)         (1,056,165)
         Proceeds from debt financing                                           --            39,336,993          51,824,718
         Distributions to minority interests                                 (56,691)         (3,127,535)         (3,634,421)
         Dividends paid on common stock                                  (16,516,067)       (103,739,255)        (10,790,505)
                                                                     ---------------     ---------------     ---------------
Net cash provided by (used in) financing activities                      (16,572,758)       (131,785,144)         30,043,627
                                                                     ---------------     ---------------     ---------------
Net decrease in cash and cash equivalents                                   (841,420)         (1,478,717)         (5,932,928)
Cash and cash equivalents, beginning of year                               1,704,425           3,183,142           9,116,070
                                                                     ---------------     ---------------     ---------------
Cash and cash equivalents, end of the year                           $       863,005     $     1,704,425     $     3,183,142
                                                                     ===============     ===============     ===============
Non cash investing & financing activities
Acquisition of real estate assets accounted for at the time
         of purchase on the equity method                            $          --       $    13,754,786     $    19,461,901
                                                                     ===============     ===============     ===============
Dividends declared and paid in succeeding period                     $          --       $          --       $     2,771,031
                                                                     ===============     ===============     ===============
Assumption of debt by purchaser of properties                        $          --       $   157,036,867     $          --
                                                                     ===============     ===============     ===============
OP Unit redemption from sale of property                             $          --       $    44,661,377     $          --
                                                                     ===============     ===============     ===============


                            See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                                December 31, 2001
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  PLAN OF LIQUIDATION

On October 13, 1999, the Board of Directors (the "Board") of the Company announced that it had retained a financial advisor to assist the Company in examining strategic alternatives to maximize shareholder value. The Board believed that the Company's then current stock price did not reflect the underlying value of its assets. Given the changing dynamics of the REIT market place and consistent with its commitment to realize shareholder value for all investors, the Board believed that is was prudent to explore the strategic alternatives for the Company.

On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to
(a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members in exchange for cash and the redemption of units in the Company's operating partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. To date, a total of $15.25 per share has been distributed. The Company's five remaining assets are currently being offered for sale.

At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares outstanding were voted, with 99.7% of these votes cast in favor of the plan of liquidation. See Note 14.

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

The Company's results of operations are significantly dependent on the overall health of the retail industry. The Company's tenant base is comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could reduce merchant sales, which could adversely affect the operating results of the Company. Kmart Corporation, which is operating under Chapter 11 of the Bankruptcy Code, is the largest tenant representing approximately 60% of Company's annualized base rental revenues. No other tenant accounted for more than 4% of revenues.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned, and the Operating Partnership. All significant inter-company accounts and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Real Estate Properties

Building and improvements were depreciated on the straight-line method over the estimated useful lives of the assets which range from 15 to 39 years, and tenant improvements (included in buildings and improvements in the accompanying balance sheet) are amortized over the lives of the respective leases using the straight-line method.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are required to be reported at the lower of cost or fair value. Assets to be disposed of are required to be reported at the lower of cost or fair value less cost to sell.

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

All assets are held for sale and depreciation and amortization and straight line rent charges have been suspended during 2001. No impairment losses have been recorded.

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

Deferred Charges

Costs incurred to obtain tenant leases, included in deferred charges and prepaid expenses in the accompanying consolidated balance sheet, are amortized over the terms of the related leases.

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

Earnings Per Share

Basic earnings per share ("EPS") excludes the dilutive effects of any outstanding options and warrants. Diluted earnings per share include the dilutive (but not any anti-dilutive) effect of outstanding options and warrants calculated under the treasury stock method.

Basic and diluted EPS in the accompanying consolidated statements of income is based upon 7,340,474 weighted average shares of Common Stock outstanding for the years ended December 31, 2001, 2000 and 1999, and is computed by dividing net income by the weighted average number of shares outstanding for the period.

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the Company on January 1, 2002. The Company does not expect this prouncement to have a material impact on the Company's results of operations or financial position.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions. Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Though these security deposits are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. The properties are shopping centers located throughout the United States. Kmart Corporation, which is operating under Chapter 11 of the Bankruptcy Code, is the largest tenant representing approximately 60% of the Company's annualized base rental revenues. No other tenant accounted for more than 4% of the Company's revenues.

Interest Capitalization

Interest costs incurred during the development and major redevelopment of shopping center properties are capitalized and amortized on the same basis as related depreciation. Total interest costs incurred, paid and capitalized during the years ended December 31, 2000 and 1999 totaled $12,424 and $13,082; $12,500 and $12,143 and $5,360 and $4,572 respectively. A portion of interest cost is included in other income (expense), net. During 2001, no interest expense was incurred.

5. INVESTMENTS IN REAL ESTATE JOINT VENTURES

The Company and its subsidiaries held interests in various real estate joint ventures during 2000 and 1999 which were accounted for on the equity method. These joint ventures were engaged in the operation of shopping centers which were either owned or held under a long-term ground lease. Summarized financial information regarding the financial position and operations of these real estate joint ventures is as follows: (see Note 14).

                                                                                           DECEMBER  31,       DECEMBER  31,
                                                                                               2000                1999
                                                                                         ---------------     ---------------

                            ASSETS

Real estate, net ...............................................................         $          --       $        28,804
Other assets ...................................................................                    --                10,317
                                                                                         ---------------     ---------------
                                                                                                    --                39,121
                                                                                         ===============     ===============

             LIABILITIES AND PARTNERS' CAPITAL

Mortgages payable ..............................................................                    --                10,000
Liabilities ....................................................................                    --                   804
Partners' Capital ..............................................................                    --                28,317
                                                                                         ---------------     ---------------

                                                                                         $          --       $        39,121
                                                                                         ===============     ===============

                                                                                            YEAR ENDED          YEAR ENDED
                                                                                           DECEMBER  31,       DECEMBER  31,
                                                                                               2000                1999
                                                                                         ---------------     ---------------
Revenues from rental property ..................................................         $         1,059     $         6,569
Operating expenses .............................................................                    (352)             (1,869)
Mortgage interest ..............................................................                    (741)               (783)
Depreciation and amortization ..................................................                    (216)             (1,124)
Other, net .....................................................................                    --                   369
                                                                                         ---------------     ---------------

                                                                                         $          (250)    $         3,162
                                                                                         ===============     ===============


6. DEFERRED CHARGES, PREPAID EXPENSES AND OTHER ASSETS

Deferred charges and prepaid expenses included in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 were comprised primarily of prepaid expenses.

Other assets in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 were comprised primarily of legal costs incurred in connection with the defense of the class action litigation (see Note 9), which are covered under the Company's directors and officers insurance policy.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values for financial instruments were determined by management using market information available as of December 31, 2001, and 2000 and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2001.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 at amounts which reasonably approximate their fair values.

8. RELATED PARTY TRANSACTIONS

The Company has entered into a management agreement with Philips International Holding Corp. ("PIHC"), a related party, which provides for day-to-day management, leasing and construction supervisory services. Fees payable for such services are (i) a management fee equal to 3% of gross rental collections, (ii) leasing commissions in amounts not to exceed local current market rates, and
(iii) construction supervisory fees up to 10% of the costs of a project. In addition, PIHC is reimbursed for certain direct out-of-pocket expenses. Fees paid for such services totaled $247, $1,300 and $1,900 for the years ended December 31, 2001, 2000 and 1999, respectively.

9. COMMITMENTS AND CONTINGENCIES

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

The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases, which may expire during the period, for leases in effect at December 31, 2001 are as follows:

2002.............................................................. $   2,510
2003..............................................................     2,155
2004..............................................................     1,950
2005..............................................................     1,855
2006..............................................................     1,767
Thereafter........................................................    13,232
                                                                   ---------
                                                                   $  23,469
                                                                   =========

Percentage rent included in revenues from rental property was $204, $1,231 and $1,152 for the years ended December 31, 2001, 2000 and 1999, respectively. Kmart, which is operating under Chapter 11 of the Bankruptcy Code, is the Company's largest tenant for 2002, 2001 and 2000 representing approximately 60%, 64% and 11%, respectively of the Company's minimum base rental revenues. The bankruptcy Court approved the cancellation of the Company's Kmart lease at the Reedley, CA property, in January 2002, which is reflected herein as if the lease were terminated as of December 31, 2001.

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

On February 19, 2002, the Company announced that on February 5, 2002, the Court denied the plaintiff's motion for class action certification. The plaintiff may elect to proceed with its claims on its own now that class certification has been denied. The plaintiff also has asserted derivative claims for alleged breaches of fiduciary duty by the directors of the Company. The Company believes that such derivative claims are deficient for, among other reasons, the grounds upon which class certification was denied. The Company believes that all of the asserted claims are without merit, and will defend such action vigorously.

On February 28, 2002, the Company announced that the plaintiff has sought permission from the Court of Appeals for the Second Circuit to appeal the denial of class certification discussed above. In order for plaintiff to obtain permission to appeal, it must demonstrate that the denial of class certification effectively terminates the litigation and that the District Court's decision was an abuse of its discretion. The Company has opposed plaintiff's application. If the Court of Appeals grants plaintiff's request, plaintiff will then be able to appeal the District Court's denial of class certification.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

10. STOCK OPTION PLAN

The Company had maintained a stock option plan pursuant to which a maximum 852,550 shares of the Company's Common Stock could be issued for qualified and non-qualified options. Options granted under the Plan generally vested ratably over a three-year term, expired ten years from the date of grant and were exercisable at the market price on the date of grant, unless otherwise determined by the Board in its sole discretion. The following is a summary of option activity for 2000 and 1999:

                                                                                                                 WEIGHTED
                                                                                             SHARES               AVERAGE
                                                                                              (in             EXERCISE PRICE
                                                                                           thousands)            PER SHARE
                                                                                         ---------------     ---------------

Options outstanding, December 31, 1999 .........................................                     708     $         17.43
Granted ........................................................................                       0                   0
Forfeited ......................................................................                      (3)    $         17.50
                                                                                         ---------------     ---------------
Options outstanding December 31, 2000 ..........................................                     705     $         17.43

Options exercisable:
December 31, 1999: .............................................................                     395     $         17.49
December 31, 2000: .............................................................                     705     $         17.43
                                                                                         ---------------     ---------------

In conjunction with the Company's adoption of the Plan described in Note 2, and the disposal of substantially all of the Company's shopping center properties, all options outstanding at December 31, 2000 were fully vested and as of January 1, 2001, each option holder received a contractual right to a cash distribution to be made on the same basis and at the same time as distributions are made to shareholders, in cancellation of the option holder's right to exercise the option. The amount of proceeds per share paid to each option holder will equal the per share proceeds distributed to shareholders less the option holder's per share exercise price. This contractual right will be retained after the option holder's termination of employment.

The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options was deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" the Company's pro forma net income and net income per share for calendar years 2000 and 1999 would have been $47,814, or $6.51 and $7,970, or $1.09; per basic and diluted share, respectively. These calculations were made using a binomial option-pricing model to estimate fair value of options using subjective assumptions, which can materially affect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. The following are the primary assumptions used in the above calculations during 2000 and 1999 : (i) risk-free interest rates of 5.87%, 6.62% , (ii) dividend yields on the Company's common stock of 8.36% and 9.01%
(iii) volatility factors for the market price of the Company's common stock of 23.21% and 24.80% and weighted average expected lives of options of 10 years. The weighted average fair value at the dates of grant for options awarded during 1999 was $2.27. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period.

11. QUARTERLY FINANCIAL INFORMATION

The following summary represents the results of operations for each quarter during the years ended December 31, 2001 and 2000.

                                                                                        2001 (UNAUDITED)
                                                           ------------------------------------------------------------------------
                                                                MAR. 31           JUNE 30            SEPT. 30           DEC. 31
                                                           ---------------    ---------------    ---------------    ---------------

Revenues from rental property .........................    $         1,416    $         1,233    $         1,372    $         1,002
Income before extraordinary items .....................                793                826                899                225
Income before extraordinary items per common share

     Basic ............................................    $           .11    $           .11    $           .12                .03
     Diluted ..........................................    $           .11    $           .11    $           .12                .03

                                                                                        2000 (UNAUDITED)
                                                           ------------------------------------------------------------------------
                                                                MAR. 31           JUNE 30            SEPT. 30           DEC. 31
                                                           ---------------    ---------------    ---------------    ---------------

Revenues from rental property .........................    $        12,641    $        12,762    $        10,304    $         7,427
Income before extraordinary items .....................              2,392              2,380              2,743    $        42,482
Income before extraordinary items per common share

     Basic ............................................    $           .33    $           .32    $           .37    $          5.79
     Diluted ..........................................    $           .33    $           .32    $           .37    $          5.79

12. EXTRAORDINARY ITEMS

The accompanying consolidated statement of income for the year ended December 31, 2000, includes extraordinary losses representing the Company's share of prepayment penalties incurred and deferred financing costs written-off in connection with the repayment of certain mortgage loans, partially offset by an extraordinary gain related to the repayment of a note payable at a discount.

13. DIVIDENDS ON COMMON STOCK

Stock Dividends

The Company declared dividends on its Common Stock for 2001, 2000 and 1999 as follows:

                                                                          RECORD             DATE OF              AMOUNT
DATE OF DECLARATION                                                        DATE              PAYMENT            PER SHARE
-------------------                                                  ---------------     ---------------     ---------------
2001 Year
6/21/01 ......................................................                7/2/01              7/9/01     $          1.00
9/5/01 .......................................................               9/17/01             9/24/01     $           .75
11/2/01 ......................................................              11/12/01            11/19/01     $           .50

2000 Year
3/15/00 ......................................................               3/31/00             4/17/00     $         .3775
6/15/00 ......................................................               6/30/00             7/17/00     $         .3775
12/5/00 ......................................................              12/15/00            12/22/00     $         13.00

1999 Year
3/15/99 ......................................................               3/31/99             4/15/99     $         .3775
6/15/99 ......................................................               6/30/99             7/15/99     $         .3775
9/15/99 ......................................................               9/30/99            10/15/99     $         .3775
12/15/99 .....................................................              12/31/99             1/18/00     $         .3775

                       PHILIPS INTERNATIONAL REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  ACQUISITION AND DISPOSITION OF REAL ESTATE INTERESTS

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

Also in conjunction with its plan of liquidation, the Company has completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to former unit holders in the Operating Partnership, including Philip Pilevsky, the Company's Chairman and Chief Executive Officer, (collectively, the "Related Limited Partners") ("The Hialeah Agreements"). The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of their entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a gain of $24.4 million, net of $9.3 million of minority interest.

In connection with its plan of liquidation, on June 14, 2001, the Company completed the sale of its redevelopment site located in Lake Worth, Florida (the "Lake Worth Property") to the Related Limited Partners, for approximately $7.6 million in cash, pursuant to the Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000 (the "Lake Worth Agreement"). The sale of this property resulted in a gain of approximately $.3 million.

The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted, up or down, to that the aggregate value per Unit received by them in connection with the November 2000 distribution to the Related Limited Partners of the Company's four (4) shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per share), and the estimated per share value to be received by the Company's stockholders in the liquidation ($18.25 per share), will be the same.

On August 31, 2001, the Company completed the sale of its North Star Shopping Center in Alexandria, Minnesota for approximately $4.5 million pursuant to the Sale and Purchase Agreement dated July 16, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, and Repco LLP, as successor to Kordel, Inc., a Minnesota corporation. The sale resulted in a gain of approximately $4 thousand.

On October 31, 2001, the Company completed the sale of its Highway 101 Shopping Center in Port Angeles, Washington for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated June 14, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, and BDG LLC, as successor to 3 Puyallup Associates, LLC, a Washington limited liability company. This sale resulted in a gain of $39 thousand.

On February 28, 2002, the Company entered into an agreement to sell its property located in McHenry, Illinois for approximately $4 million. In March 2002, the parties to the agreement agreed to consummate the sale on April 16, 2002.

15. ENVIRONMENTAL MATTERS

Management of the Company believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that it believes would have a material adverse impact on the Company's financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

                       PHILIPS INTERNATIONAL REALTY CORP.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                        Initial Cost                       Cost Capitalized          Gross Amounts at Which
                                        ------------                   Subsequent to Acquisition    Carried at Close of Period
                                                                       -------------------------    --------------------------


                                         Land and    Buildings and     Land and    Buildings and     Land and    Buildings and
                        Encumbrances   Improvements   Improvements   Improvements   Improvements   Improvements   Improvements
                        ------------   ------------   ------------   ------------   ------------   ------------   ------------

Kmart                   $          0   $      1,106   $      4,426   $          0   $          0   $      1,106   $      4,426
Sacramento
Center
Sacramento, CA

Kmart Atwater                      0          1,016          4,063              0              0          1,016          4,063
Shopping
Center
Atwater, CA

Pennyrile                          0            580          2,322              0              0            580          2,322
Marketplace
Hopkinsville,
KY

McHenry                            0            725          2,902              0              0            725          2,902
Commons
McHenry, IL

Reedley                            0            490          1,959              0              0            490          1,959
Shopping                ------------   ------------   ------------   ------------   ------------   ------------   ------------
Center
Reedley, CA

                        $          0   $      3,917   $     15,672   $          0   $          0   $      3,917   $     15,672
                        ------------   ------------   ------------   ------------   ------------   ------------   ------------




                                                                       Life on
                                                                        which
                                       Accumulated        Date       Depreciation
                            Total      Depreciation     Acquired     is computed
                        ------------   ------------   ------------   ------------

Kmart                   $      5,532   $        174        7/01/99       39 Years
Sacramento
Center
Sacramento, CA

Kmart Atwater                  5,079            160        7/01/99       39 Years
Shopping
Center
Atwater, CA

Pennyrile                      2,902             91        7/01/99       39 Years
Marketplace
Hopkinsville,
KY

McHenry                        3,627            114        7/01/99       39 Years
Commons
McHenry, IL

Reedley                        2,449             77
Shopping                ------------   ------------
Center
Reedley, CA

                        $     19,589   $        616
                        ------------   ------------

                       PHILIPS INTERNATIONAL REALTY CORP.

                             (DOLLARS IN THOUSANDS)


The changes in real estate for the three years ended December 31, 2001 are as follows:

                                                                           2001               2000                1999
                                                                     ---------------     ---------------     ---------------
Balance, beginning of year ...................................       $        34,658     $       288,450     $       228,896
Property acquisitions ........................................                  --                15,239              54,781
Improvements .................................................                  --                   756               4,773
Property Dispositions ........................................               (15,069)           (269,787)               --
                                                                     ---------------     ---------------     ---------------
Balance, end of year .........................................       $        19,589     $        34,658     $       288,450
                                                                     ===============     ===============     ===============

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2001 was approximately $20 million.

The changes in accumulated depreciation for the three years ended December 31, 2001 are as follows:

                                                                           2001                2000               1999
                                                                     ---------------     ---------------     ---------------
Balance, beginning of year ...................................       $         1,078     $        26,820     $        19,982
Depreciation .................................................                  --                 5,281               6,838
Property dispositions ........................................                  (462)            (31,023)               --
                                                                     ---------------     ---------------     ---------------
Balance, end of year .........................................       $           616     $         1,078     $        26,820
                                                                     ===============     ===============     ===============

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

                  SIGNATURE                                       TITLE                                 DATE
                  ---------                                       -----                                 ----


            /s/ PHILIP PILEVSKY                 Chairman of the Board and Chief Executive
    -------------------------------------       Officer                                             March 29, 2002
               Philip Pilevsky


              /s/ SHEILA LEVINE                 Director, Chief Operating Officer,                  March 29, 2002
    -------------------------------------       Executive Vice President and Secretary
                Sheila Levine


              /s/ CARL KRAUS                    Chief Financial Officer                             March 29, 2002
    -------------------------------------
                 Carl Kraus


            /s/ ARNOLD S. PENNER                Director                                            March 29, 2002
    -------------------------------------
               Arnold S. Penner


            /s/ A. F. PETROCELLI                Director                                            March 29, 2002
    -------------------------------------
               A. F. Petrocelli


              /s/ ELISE JAFFE                   Director                                            March 29, 2002
    -------------------------------------
                Elise Jaffe


              /s/ ROBERT GRIMES                 Director                                            March 29, 2002
    -------------------------------------
                Robert Grimes