Form 10-K/A
period 2001-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2002-04-30
CIK 1050686

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

|X|      ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

For the fiscal year ended: December 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-23463

                       PHILIPS INTERNATIONAL REALTY CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Maryland                                              13-3963667
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                              identification no.)

417 Fifth Avenue, New York, New York                             10016
--------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip code)

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

                                      None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       PHILIPS INTERNATIONAL REALTY CORP.

                                 AMENDMENT NO. 1
                        TO THE ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

         Philips International Realty Corp. (the "Registrant" or the "Company") hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as set forth in the pages attached hereto:

         1.  Item 10 is hereby amended and restated as follows:

Directors and Executive Officers

         Set forth below is certain information as of April 15, 2002, for (i) the members of the Board of Directors of the Company, (ii) the executive officers of the Company and (iii) the directors and executive officers of the Company as a group:

                                                                                                              Percentage of
                                                                                                              Shares outstanding
                                                                                                 Percentage   (on a
                                                                                                 of Shares    fully-
                                                     First    Term                Number of      Outstanding  diluted
Name and Position                                    Age      Elected  Expires(1) Shares(2)(3)   (%)          basis) %
-----------------                                    ---      -------  ---------- ------------   ---          --------
Philip Pilevsky, Chairman of the Board of
   Directors and Chief Executive Officer............ 55       1997     2001       344,695(6)     4.7             4.7

Sheila Levine, Chief Operating Officer, Executive
   Vice President, Secretary and Director(4)........ 44       1997     2000         2,800(7)     *               *

Elise Jaffe, Director(5)............................ 46       1999     2002         1,000(8)     *               *

Robert S. Grimes, Director(4)....................... 57       1997     2001        12,800(9)     *               *

Arnold S. Penner, Director(4)(5).................... 65       1997     2001            0(10)     *               *

A. F. Petrocelli, Director(5)....................... 58       1997     2000       57,100(11)     *               *
                                                                                  ----------     -               -

All directors and executive officers as a group (6 persons)                       418,395(12)   5.7              5.7
                                                                                  ===========   ===              ===

----------
* Beneficial Ownership of less than 1 percent is omitted.

(1) The Company's charter divides the Company's Board of Directors into three classes, with the members of each such class serving staggered three-year terms until their successors are duly elected and qualified. The Board of Directors presently consists of six members as follows:
         Class I director, Elise Jaffe, whose term expires in 2002; Class II directors, Sheila Levine and A.F. Petrocelli, whose terms expired in 2000; and Class III directors, Philip Pilevsky, Robert Grimes and Arnold S. Penner, whose terms expired in 2001. In light of the adoption of the Company's plan of liquidation on October 10, 2000, the present directors are expected to remain in office until the liquidation is completed.

(2) Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3) On January 1, 2001, effective as of December 22, 2000, in conjunction with the Company's adoption on October 10, 2000 of the plan of liquidation and the disposal of substantially all of the Company's shopping center properties on December 4, 2000, all options outstanding at December 22, 2000 (the payment date for the Company's $13.00 per share initial liquidating distribution) became fully vested (as of December 4, 2000) and each option holder received a contractual right (a "Contract Right") to a cash distribution to be made on the same basis and at the same time as distributions are made to shareholders, in cancellation of the option holder's right to exercise the option. The amount of proceeds per share covered by an option paid to each option holder will equal the per share proceeds distributed to shareholders less the option holder's per share exercise price. This Contract Right will be retained after the option holder's termination of employment.

(4)      Member of the Compensation Committee of the Board of Directors.

(5)      Member of the Audit Committee of the Board of Directors.

(6) Represents 344,695 shares of Common Stock. Does not include 240,000 Contract Rights.

(7) Represents 2,800 shares of Common Stock. Does not include 100,000 Contract Rights.

(8) Represents 1,000 shares of Common Stock. Does not include 10,000 Contract Rights.

(9) Represents 12,800 shares of Common Stock (11,400 shares of Common Stock were purchased by SEJ Properties, L.P. of which Mr. Grimes is the President/Treasurer and a shareholder of the general partner, SEJ Properties, Inc.; 1,400 shares of Common Stock were purchased by Mr. Grimes' spouse, Ellen Grimes). Does not include 10,000 Contract Rights.

(10)     Does not include 10,000 Contract Rights.

(11) Represents 57,100 shares of Common Stock. Does not include 10,000 Contract Rights.

(12) Represents 418,395 shares of Common Stock. Does not include 380,000 Contract Rights.

         Biographical information concerning the directors and executive officers is set forth below.

         Philip Pilevsky is Chairman of the Board and Chief Executive Officer of the Company, and has served as Chief Executive Officer and President of Philips International Holding Corp. since its formation in 1982. Mr. Pilevsky has been involved in the real estate business for nearly 30 years, including the development, leasing, management, operation, acquisition and disposition of commercial properties. Together with Ms. Levine, he founded the entities that now comprise Philips International Holding Corp. and its affiliates. Mr. Pilevsky is a nationally recognized member of the real estate community, providing the Company with strategic leadership and a broadly based network of relationships. Outside the real estate industry he is renowned as an educator, author in the field of international relations and frequent commentator for Fox 5 and CNBC. Mr. Pilevsky received a Bachelor of Arts degree from C.W. Post College and a Masters Degree of Arts and a Masters Degree of Education from Columbia University. Mr. Pilevsky is the brother of Sheila Levine.

         Sheila Levine is Chief Operating Officer, Executive Vice President, Secretary and a Director of the Company, and has served as Chief Operating Officer and Executive Vice President of Philips International Holding Corp. Ms. Levine oversees the daily operations of the Company including acquisitions, development, property management, finance and asset management, construction, leasing and marketing for each property in the Company's portfolio. Ms. Levine is also responsible for overseeing property development, which entails setting the management direction from pre-construction planning to the marketing and leasing strategies. She has been involved in the real estate business for over 20 years and, together with Mr. Pilevsky, founded the entities that now comprise Philips International Holding Corp. and its affiliates. Ms. Levine received a Bachelor of Science in Business Administration from Hofstra University's School of Business. Ms. Levine is the sister of Mr. Pilevsky.

         Elise Jaffe is a Director of the Company. Ms. Jaffe has served since 1994 as Senior Vice President of Real Estate for Dress Barn, Inc., a major women's apparel retailer owning approximately 725 stores within the United States. She has been with Dress Barn, Inc. for nearly 20 years and serves on its Executive Committee. Ms. Jaffe is on the Advisory Board of the International Council of Shopping Centers/Value Retail News and is Vice President and the Treasurer of the Paul Taylor Dance Foundation. Ms. Jaffe graduated from Tufts University with a Bachelor of Arts in English and Psychology.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

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

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company, the Company believes that during fiscal year 2001, its officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

         2.       Item 11 is hereby amended and restated as follows:

Executive Compensation

         The following table sets forth certain information concerning the compensation of the chief executive officer and the four other executive officers of the Company (collectively, the "Named Executive Officers") for the period January 1, 1999 through December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term Compensation
                                                                                 --------------------------------------------------
                                             Annual Compensation (1)                     Awards                     Payouts
                                ----------------------------------------------   ---------------------------     ------------
                                                                                             Securities
                                                                                 Restricted   Underlying     LTIP
Name and                                                       Other Annual        Stock     Options/SARs   Payouts   All Other
Principal Position              Year    Salary($)  Bonus($)    Compensation($)  Award(s)($)      (#)          ($)     Compensation
------------------              ----    ---------  --------    ---------------  -----------      ---        ------    ------------
Philip Pilevsky..........       2001         0(2)           0         0              0              0          0             0
Chief Executive Officer         2000         0(2)           0         0              0              0          0             0
                                1999         0(2)           0         0              0              0          0             0

Louis J. Petra.........         2001       51,000           0         0              0              0          0             0
President (3)                   2000      165,625     250,000         0              0              0          0     1,057,933(8)
                                1999      175,000           0         0              0              0          0             0

Sheila Levine.........          2001         0(4)           0         0              0              0          0             0
Chief Operating Officer,        2000      159,369           0         0              0              0          0             0
Executive Vice President and    1999      175,000           0         0              0              0          0             0
Secretary

Brian J. Gallagher......        2001            0           0         0              0              0          0             0
Acquisitions Director(5)        2000      150,349           0         0              0              0          0       464,538(8)
                                1999      162,400           0         0              0                         0             0
                                                                                                    0
Carl E. Kraus                   2001      126,000           0         0              0              0          0             0
Chief Financial Officer(6)      2000      143,238           0         0              0              0          0       396,200(8)
                                1999       66,346           0         0              0         50,000(7)       0             0

------------
(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus & any other annual compensation earned by each Named Executive Officer during the year indicated.

(2) Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, did not receive compensation from the Company in consideration for services rendered in such capacities during calendar years 2001, 2000, and 1999.

(3) Louis J. Petra terminated the Petra At-Will Arrangement and resigned from his positions as President and Director of the Company effective October 5, 2001. See Employment Contracts; Louis J. Petra Termination of Employment Agreement. Mr. Petra currently provides consulting services to the Company on a per diem basis.

(4) Sheila Levine does not receive compensation for services rendered as Chief Operating Officer, Executive Vice President and Secretary of the Company pursuant to the Levine At-Will Arrangement. See Employment Contracts; Sheila Levine Termination of Employment Agreement.

(5) Brian J. Gallagher resigned from his position as Acquisitions Director of the Company effective December 4, 2000.

(6) Carl E. Kraus terminated the Kraus At-Will Arrangement and resigned from his position as Chief Financial Officer of the Company effective March 31, 2002. See Employment Contracts; Carl E. Kraus Employment Agreement.

(7) Represents an option to purchase shares of Common Stock at an exercise price of $16.75 per share, which as of January 1, 2001, effective December 22, 2000, now is an equivalent Contract Right.

(8) Includes payments made in connection with the termination of the executive officer's employment agreement with the Company upon the sale of substantially all of the assets of the Company on December 4, 2000. See "Employment Contracts; Termination of Employment."


                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                                                              Number of Securities
                                                             Underlying Unexercised           Value of Unexercised In-
                                                             Options/SARs at Fiscal           The-Money Options/SARs at
                            Shares                               Year-End (#)                   Fiscal Year-End ($)
                            Acquired        Value                ------------                   -------------------
                            on Exercise    Realized
Name                        (#)             ($)        Exercisable(1)     Unexercisable     Exercisable   Unexercisable
----                        ---             ---        --------------     -------------     -----------   -------------

Philip Pilevsky .........     0              0                 (1)               0               0               0
Louis J. Petra ..........     0              0                 (1)               0               0               0
Sheila Levine ...........     0              0                 (1)               0               0               0
Brian J. Gallagher.......     0              0                 (1)               0               0               0
Carl E. Kraus ...........     0              0                 (1)               0               0               0

----------
(1) In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of the Company's shopping center properties, Philip Pilevsky received 240,000 Contract Rights, Louis J. Petra received 100,000 Contract Rights, Sheila Levine received 100,000 Contract Rights, Brian J. Gallagher received 25,000 Contract Rights and Carl E. Kraus received 50,000 Contract Rights, in substitution for previously vested stock options granted in years prior to 2000. Such Contract Rights represent the right to receive the excess of the ultimate aggregate per share liquidating distributions to stockholders over the exercise price ($17.50 per share as to Messrs. Pilvsky, Petra, Gallagher and Ms. Levine; $16.75 per share as to Mr. Kraus). The value of such Contract Rights is at present not calculable. Contract Rights are retained after the option holder's termination of employment.

Compensation of Directors

         Directors' Fees. Each non-employee director of the Company is paid $10,000 per year, plus (i) $750 for attendance in person at each meeting of the full Board of Directors, (ii) $500 for attendance in person at each meeting of a committee thereof, if such meeting is held on a day other than the day of a full Board meeting, and (iii) $250 for each telephonic meeting participation. Each non-employee director of the Company has also received a grant of options to purchase 10,000 shares of Common Stock at $17.50 per share under the Stock Option Plan, which options have been converted into Contract Rights. Employee directors of the Company are not compensated for their services as directors. Each director will be reimbursed for expenses relating to attendance at meetings of the Board of Directors or any committee thereof. During 2001, Elise Jaffe, Robert S. Grimes, Arnold S. Penner, and A.F. Petrocelli received directors' fees in the amounts of $15,250, $14,750, $14,750 and $14,750 respectively.

         Stock Option Plan. Pursuant to the 1997 Stock Option and Long-Term Incentive Plan (the "Stock Option Plan"), each non-employee director was granted a non-qualified option to purchase 10,000 shares of Common Stock in connection with the director's initial appointment to the Board of Directors, which have now been converted into Contract Rights. These grants under the Stock Option Plan were made at an exercise price equal to the "fair market value" (as defined under the Stock Option Plan) at the time of the grant of the shares of Common Stock subject to such option. No options or additional Contract Rights were granted to directors or executive officers in 2001.

Employment Contracts; Termination of Employment

         Louis J. Petra Termination of Employment Agreement. In connection with the Company's plan of liquidation, on December 4, 2000, Mr. Petra's employment agreement with the Company (the "Petra Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. In connection with such termination, pursuant to the terms of the Petra Employment Agreement, Mr. Petra received the remainder of his salary through December 31, 2000, forgiveness of the $1,000,000 non-recourse stock acquisition loan (plus interest) made by the Company to Mr. Petra (the "Petra Loan"), and tax gross-up payments relating to such forgiveness of the interest on such loan. In addition, all unvested options granted to Mr. Petra immediately vested. The Company subsequently entered into an at-will employment arrangement with Mr. Petra (the "Petra At-Will Arrangement"), whereby Mr. Petra served as President of the Company and received a salary of $1,200 for each day worked, customary employee benefits and reimbursement for reasonable business expenses. The Petra At-Will Arrangement was terminable by the Company or Mr. Petra at any time and for any or no reason. Mr. Petra terminated the Petra At-Will Arrangement effective October 5, 2001. Mr. Petra did not receive any severance payments in connection with the termination of the Petra At-Will Arrangement, and no non-competition provisions apply. Mr. Petra currently provides consulting services to the Company on a per diem basis.

         Sheila Levine Termination of Employment Agreement. In connection with the Company's plan of liquidation, on December 4, 2000, Ms. Levine's employment agreement with the Company (the "Levine Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. All unvested options granted to Ms. Levine immediately vested (they would have vested on January 1, 2001). The Company subsequently entered into an at-will employment arrangement with Ms. Levine (the "Levine At-Will Arrangement"), whereby Ms. Levine will serve as Chief Operating Officer, Executive Vice President and Secretary of the Company and will receive no salary, but does receive reimbursement for reasonable business expenses.

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

         Carl E. Kraus Employment Agreement. In connection with the Company's plan of liquidation, on December 4, 2000, Mr. Kraus' employment agreement with the Company (the "Kraus Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. In connection with such termination, pursuant to the terms of the Kraus Employment Agreement, Mr. Kraus received the remainder of his salary through December 31, 2001 and forgiveness of the $200,000 non-recourse stock acquisition loan (plus interest) made by the Company to Mr. Kraus (the "Kraus Loan"). In addition, all unvested options granted to Mr. Kraus immediately vested. The Company subsequently entered into an at-will employment arrangement with Mr. Kraus (the "Kraus At-Will Arrangement"), whereby Mr. Kraus served as Chief Financial Officer of the Company and received a salary of $1,200 for each day worked, customary employee benefits and reimbursement for reasonable business expenses. The Kraus At-Will Arrangement was terminable by the Company or Mr. Kraus at any time and for any or no reason. Mr. Kraus terminated the Kraus At-Will Arrangement effective March 31, 2002. Mr. Kraus did not receive any severance payments in connection with the termination of the Kraus At-Will Arrangement, and no non-competition provisions apply.

Compensation Committee Interlocks and Insider Participation

         Sheila Levine, a member of the Compensation Committee of the Board of Directors in fiscal 2001, also served as the Chief Operating Officer, Executive Vice President and Secretary of the Company during such time period. Ms. Levine also is a party to certain related transactions with the Company. See "Certain Relationships and Related Transactions". The other two members of the Compensation Committee of the Board of Directors (comprising a majority thereof) are Robert S. Grimes and Arnold S. Penner. Messrs Grimes and Penner are independent outside directors of the Company who are neither employed by, nor have any other affiliation with, the Company.

Board Compensation Committee Report on Executive Compensation

         The Company currently is operating under a plan of liquidation. Philip Pilevsky and Sheila Levine, the current executive officers of the Company, do not receive compensation for services rendered in such capacities or as Directors of the Company. Accordingly, the Company believes that a Board Compensation Committee Report on Executive Compensation is not relevant.

         Base Salaries. Louis J. Petra, former President and Director of the Company, and Carl E. Kraus, former Chief Officer of the Company, received base compensation during 2001 in accordance with their respective at-will employment arrangements. Such compensation levels were set to provide remuneration for the services performed and were considered reasonable in light of the circumstances.

         Stock Option Plan. Awards granted under the Stock Option Plan were historically based on a number of factors, including (i) the executive officer's or key employee's position in the Company, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already held an equity stake in the Company, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group, and (v) individual contribution to the success of the Company's financial performance. However, the Stock Option Plan did not provide any formulated method for weighing these factors, and a decision to grant an award was based primarily upon the Compensation Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. No options or additional Contract Rights were granted in 2001.

         401(k) Savings Plan. The Company has maintained a 401(k) Savings and Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliates. The 401(k) Plan permits eligible employees of the Company (and any designated affiliate) to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately fully vested and non-forfeitable upon contribution to the 401(k) Plan. The Company did not make matching contributions or discretionary profit sharing contributions to the 401(k) Plan during 2001 and does not currently intend to do so in the future. The 401(k) Plan is designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by the Company to the 401(k) Plan, and income earned thereon, will not be taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

         Chief Executive Officer Compensation. Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer of the Company, does not currently receive any remuneration for services performed in such capacities. Mr. Pilevsky is, however, a shareholder of the Company and receives liquidating distributions in respect of these equity interests as may be declared from time to time by the Board generally with regard to all shares of Common Stock then outstanding.

                                                      COMPENSATION COMMITTEE
                                                     OF THE BOARD OF DIRECTORS

                                                          SHEILA LEVINE
                                                         ARNOLD S. PENNER
                                                         ROBERT S. GRIMES

Performance Graph

         Stockholders of the Company approved the adoption of a plan of liquidation on October 10, 2000. Pursuant to such plan, the Company has proceeded to divest substantially all of its real estate assets and concurrently authorize liquidating distributions to its stockholders. Such liquidating distributions, totaling $15.25 in cash per share to date, have been paid as follows:

                  December 2000             $13.00
                  June 2001                   1.00
                  September 2001               .75
                  November 2001                .50
                                            ------

                                            $15.25
                                            ======

         The market price of the Company's shares of common stock in trading on the New York Stock Exchange has fluctuated in correlation with payment of these liquidating distributions, as well as with investors' perception as to the potential for future distributions. Therefore, the Company does not believe presentation of a performance graph comparing total stockholder returns to any broad market or REIT industry index would be meaningful.

         3.       Item 12 is hereby amended and restated as follows:

Voting Securities and Principal Holders

         The following table sets forth information as of April 15, 2002 with respect to each person who is known by the Company, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"), to own beneficially more than 5% of the Company's outstanding shares of Common Stock. Except as otherwise noted below, all shares of Common Stock are owned beneficially by the individual listed with sole voting and/or investment power.


Name of                                                           Amount and     Percentage of
Beneficial Owner                                                    Nature          Shares
----------------                                                Of Beneficial     Outstanding
                                                                  Ownership         (%) (1)
                                                                  ---------         -------

Kensington Investment Group, Inc. (2).....................        1,066,700         14.53%
Heitman/PRA Securities Advisors LLC (3)...................          947,185         12.90%
Cohen & Steers Capital Management, Inc. (4)...............          481,000          6.55%
Option Opportunities Co. (5)..............................          434,300          5.92%
AEW Capital Management, L.P. (6)..........................          430,650          5.87%

--------------
(1) The total number of shares outstanding used in calculating this percentage does not include shares which had been reserved for issuance upon the exercise of stock options (the "Options") granted or reserved for possible grant to certain employees and directors of the Company because all shares which had been reserved for issuance upon the exercise of stock options, have been converted into Contract Rights as of January 1, 2001, effective December 22, 2000. Such Contract Rights carry no voting or dispositive rights. This information is as of April 15, 2002

(2) Address: 4 Orinda Way, Suite 220-D, Orinda, CA 94563. Share information is furnished in reliance on Schedule 13G filed March 11, 2002 with the SEC, which represents holdings as of December 31, 2001. This number includes shares for which Kensington has sole dispositive and voting power.

(3) Address: 180 North LaSalle Street, Suite 3600, Chicago, IL 60601. Heitman/PRA Securities Advisors LLC ("Heitman") takes the position that such shares are held for investment advisory clients and that Heitman disclaims beneficial ownership of such shares. Share information is furnished in reliance on Schedule 13G/A filed January 29, 2002 with the SEC, which represents holdings as of December 31, 2001. This number includes 947,185 shares for which Heitman has sole dispositive and voting power.

(4) Address: 757 Third Avenue, New York, NY 10017. Cohen & Steers Capital Management, Inc. ("Cohen & Steers") takes the position that such shares are held for investment advisory clients and that Cohen & Steers disclaims beneficial ownership of these shares. Share information is furnished in reliance on Schedule 13G filed February 14, 2001 with the SEC. This number includes 406,500 shares for which Cohen & Steers has sole voting power and 481,000 shares for which they have sole dispositive power.

(5) Address: 225 W. Washington St., 3rd Floor, Chicago, IL 60606. Share information is furnished in reliance on Schedule 13G filed February 23, 2001 with the SEC. Option Opportunities Co. has sole voting and dispositive power for these shares.

(6) Address: World Trade Center East, Two Seaport Lane, Boston, MA 02110-2021. Share information is furnished in reliance on Schedule 13G filed November 13, 2000 with the SEC. AEW Capital Management, L.P. has sole voting and dispositive power for these shares.


         4.  Item 13 is hereby amended and restated as follows:

Certain Relationships and Related Transactions

         Certain directors and executive officers of the Company (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of Common Stock had direct or indirect interests in certain transactions of the Company or the Operating Partnership in the last fiscal year as follows:

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

         The Management Agreement expires on December 31, 2002, subject to automatic one-year renewals. The Management Agreement may be terminated by the Company, at any time, (i) in whole or in part, upon thirty days' written notice, in the event that the Company elects to perform one or more of such management functions on an 'in-house' basis (with a commensurate reduction in fees), and
(ii) in whole, immediately, upon the occurrence of certain other events, including upon the gross negligence or willful misconduct of PIHC, or if all or substantially all of the Properties are sold. The Company has continued the Management Agreement because certain of the Company's properties have not been sold, even though substantially all of them have been, in order to have the benefit of the PIHC organization in managing the remaining properties.

         PIHC is owned and controlled by Mr. Pilevsky and Ms. Levine. The Company has granted options under the Stock Option Plan to certain senior employees of PIHC who are actively involved in the management of the Properties which have been converted into Contract Rights. Fees paid by the Company to PIHC pursuant to the Management Agreement totaled approximately $247,000 during 2001.

         o Non-Competition Agreement. Mr. Pilevsky, Ms. Levine and PIHC have agreed pursuant to the Non-Competition Agreement to conduct all their retail shopping center activities through the Company, except for their activities with respect to the Excluded Properties and retail properties under 10,000 square feet. The Non-Competition Agreement is in effect until such time as (i) neither Mr. Pilevsky nor Ms. Levine owns beneficially more than 15% of the outstanding shares of Common Stock (including interests redeemable therefore) and (ii) one year has lapsed since the Management Agreement has been terminated and neither Mr. Pilevsky nor Ms. Levine is a director or executive officer of the Company. In addition, in the event that at any time after December 31, 2002, Ms. Levine is neither a director nor executive officer of the Company for at least one year, nor owns beneficially more than five percent of the outstanding shares of Common Stock (including interests redeemable therefore), then the Non-Competition Agreement will terminate as to Ms. Levine. The Non-Competition Agreement currently remains in effect due to clause (ii) above.

         o Excluded Properties. Mr. Pilevsky and Ms. Levine have economic interests in certain retail properties, which were not transferred to the Company in the formation transactions (the "Excluded Properties"). The Excluded Properties were not included in the Company's portfolio either because of the inability to obtain necessary partnership and lender consents or because the asset profile was inconsistent with the Company's criteria. The Excluded Properties consist of 6 properties aggregating approximately .9 million square feet of gross leasable area ("GLA") located outside the Company's existing markets and 21 properties aggregating approximately 1.9 million square feet of GLA and two development sites located within the Company's existing markets (in each case excluding non-retail properties and retail properties with less than 10,000 leasable square feet). The Company believes that only two Excluded Properties, located in Uniondale and Massapequa, New York, were potentially competitive with two Properties (specifically, with Merrick Commons and Meadowbrook Commons, respectively, which were disposed of in connection with the Company's plan of liquidation). These properties were not included in the Company's portfolio because partnership consents could not be obtained. Twelve of the Excluded Properties are managed by PIHC. Mr. Pilevsky has also granted the Company a right of first refusal on the sale or transfer by Mr. Pilevsky of his partnership interest in any of the Excluded Properties, except for a transfer of Mr. Pilevsky's interest to an existing partner of such property or a family member, or a sale of the entire property, in which case Mr. Pilevsky will use reasonable efforts to cause such property to be offered to the Company.

         o Redemption Transaction. On June 14, 2001, in conjunction with its plan of liquidation, the Company completed the sale of a redevelopment site (Palm Springs Plaza in Lake Worth, Florida) to certain limited partners in the Operating Partnership, including Mr. Pilevsky and Ms. Levine, for approximately $7.6 million in cash. The purchase price paid by these limited partners under the Palm Springs Plaza agreement will be adjusted, if necessary, so that the value per Unit received by them ($18.25 per Unit) pursuant to the redemption transactions which occurred in 2000 (i.e., the November 2000 distribution of the Company's four shopping center properties located in Hialeah, FL, and the December 2000 sale of the Company's redevelopment property located on Third Avenue in New York, NY) and the per share value to be received by our stockholders in the liquidation will be the same.

         o Other Matters. Jeffrey Levine, the husband of Ms. Levine, is a partner at the accounting firm of Margolin Winer & Evens, LLP (formerly Chassin Levine Rosen & Company, LLP) which firm has in the past provided tax, accounting and consulting services with respect to the entities owning certain of the Properties and is likely to provide similar services to the Company and PIHC in the future. During the year ended December 31, 2001, the entities owning the Properties paid an aggregate of approximately $195,000 in fees to Margolin Winer & Evens, LLP.

         Elise Jaffe, a Director of the Company, is also the Senior Executive Vice President of Real Estate for Dress Barn, Inc., a tenant of certain of the Properties and of certain of the Excluded Properties. During the year ended December 31, 2001, Dress Barn, Inc. paid an aggregate of approximately $122,000 in rent under leases for certain of the Properties.

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

                                            PHILIPS INTERNATIONAL REALTY CORP.
                                            ----------------------------------
                                            (Registrant)

Date:  April 15, 2002                       /s/ Philip Pilevsky
                                            ------------------------------------
                                            Philip Pilevsky
                                            Chairman of the Board and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  April 15, 2002                       /s/ Philip Pilevsky
                                            ------------------------------------
                                            Philip Pilevsky
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:  April 15, 2002                       /s/ Sheila Levine
                                            ------------------------------------
                                            Sheila Levine
                                            Director, Chief Operating Officer,
                                            Executive Vice President and
                                            Secretary


Date:  April 15, 2002                       /s/ Arnold S. Penner
                                            ------------------------------------
                                            Arnold S. Penner
                                            Director

Date:  April 15, 2002                       /s/ A.F. Petrocelli
                                            ------------------------------------
                                            A.F. Petrocelli
                                            Director

Date:  April 15, 2002                       /s/ Elise Jaffe
                                            ------------------------------------
                                            Elise Jaffe
                                            Director

Date:  April 15, 2002                       /s/ Robert Grimes
                                            ------------------------------------
                                            Robert Grimes
                                            Director