Form 10-Q
period 2002-03-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2002-05-15
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

7,340,474 shares outstanding as of April 30, 2002.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

         Condensed Consolidated Statements of Income for the Three months Ended March 31, 2002 and 2001

         Condensed Consolidated Statements of Shareholders' Equity for the Three Months Ended March 31, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 2002       December 31, 2001
                                                                   (Unaudited)            (Note 1)
                                                                   ----------             --------
      ASSETS
Rental properties, net - held for sale                            $ 18,973,660           $ 18,973,660
Cash and cash equivalents                                            1,301,703                863,005
Accounts receivable, net                                               273,977                303,543
Deferred charges and prepaid expenses                                  328,999                 86,269
Other assets                                                         2,263,033              2,158,089
                                                                  ------------           ------------

Total Assets                                                      $ 23,141,372           $ 22,384,566
                                                                  ============           ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                              $ 1,361,365             $1,071,891
Other liabilities                                                      108,713                 70,671
                                                                  ------------           ------------

Total Liabilities                                                    1,470,078              1,142,562
                                                                  ------------           ------------

Minority interests                                                      73,338                 71,878
                                                                  ------------           ------------

Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized:
     no shares issued and outstanding                                       --                     --
Common Stock, $.01 par value; 150,000,000 shares authorized;
     7,340,474 shares issued and outstanding
                                                                        73,405                 73,405
Additional paid in capital                                          92,668,007             92,668,007
Cumulative distributions in excess of net income                   (71,143,456)           (71,571,286)
                                                                  ------------           ------------

Total Shareholders' Equity                                          21,597,956             21,170,126
                                                                  ------------           ------------

Total Liabilities and Shareholders' Equity                        $ 23,141,372           $ 22,384,566
                                                                  ============           ============


                             See accompanying notes

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended March 31,

                                   (Unaudited)


                                                       2002           2001
                                                       ----           ----

Discontinued Operations:
Revenues from rental property                        $  888,234     $1,415,626
                                                     ----------     ----------

Expenses:
         Operating expenses                             107,011        199,904
         Real estate taxes                               90,381        173,185
         Management fees to affiliates                   29,626         43,375
         General and administrative expenses            230,801        229,658
                                                     ----------     ----------
                                                        457,819        646,122
                                                     ----------     ----------

Operating income from discontinued operations           430,415        769,504

Minority interests in income                             (1,460)        (2,704)

Other income (expense), net                              (1,125)        25,724

Net income from discontinued operations              $  427,830      $ 792,524
                                                     ==========      =========

Basic and diluted net income per common share        $     0.06      $    0.11
                                                     ==========      =========


                             See accompanying notes

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                         Cumulative
                                                                                       Distributions in          Total
                                   Common           Stock            Additional         Excess of Net       Shareholders'
                                   Shares           Amount         Paid-in Capital         Income              Equity
                                   ------           ------         ---------------         ------              ------

Balance, December 31, 2001       7,340,474        $ 73,405          $92,668,007       $ (71,571,286)        $21,170,126
     Net income                                                                                                 427,830
                                                                                            427,830
                                 ---------        --------          -----------       -------------        ------------
Balance, March 31, 2002          7,340,474        $ 73,405          $92,668,007       $ (71,143,456)       $ 21,597,956
                                 =========        ========          ===========       =============        ============


                                                                                         Cumulative
                                                                                      Distributions in        Total
                                 Common             Stock            Additional        Excess of Net      Shareholders'
                                 Shares             Amount         Paid-in Capital         Income             Equity
                                 ------             ------         ---------------         ------             ------

Balance, December 31, 2000       7,340,474         $73,405          $92,668,007        $(57,797,724)        $34,943,688
     Net income                                                                             792,524             792,524
                                 ---------        --------          -----------        -------------        ------------
Balance, March 31, 2001          7,340,474        $ 73,405          $92,668,007        $ (57,005,200)       $ 35,736,212
                                 =========        ========          ===========        =============        ============


                             See accompanying notes

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                           2002          2001
                                                           ----          ----

Cash flow provided by (used in) operating activities     $438,698     $(404,046)
                                                          -------       -------

Cash flow from investing activities                            --            --
                                                          -------       -------

Cash flow from financing activities                            --            --
                                                          -------       -------

Net increase (decrease) in cash and cash equivalents      438,698      (404,046)
Cash and cash equivalents, beginning of period            863,005     1,704,425
                                                       ----------    ----------

Cash and cash equivalents, end of period               $1,301,703    $1,300,379
                                                       ==========    ==========


                             See accompanying notes

                       PHILIPS INTERNATIONAL REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

         The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The Condensed Consolidated Balance Sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

2. Income per Common Share

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three months ended March 31, 2002 and 2001.


3. Segment Information

         Management considers the Company's various operating, investing and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based on net income.

         As the result of the plan of liquidation, the Company's operations are presented as discontinued operations pursuant to Accounting Principles Board Opinion No. 30 ("APB No. 30") for 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes APB No. 30 and which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption did not have a material impact on the Company's results of operations or financial position.

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

         On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to (a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members (the "Related Limited Partners") in exchange for cash and the redemption of units in the Company's operating partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating distribution of $13 per share of common stock upon substantial completion of the transactions referenced in (a) and (b) above. Subsequent liquidating distributions of $1.00, $.75 and $.50 per share were paid on July 9, 2001, September 24, 2001 and November 19, 2001, respectively, following sales of the Company's shopping center properties located in Lake Worth, Florida, Alexandria, Minnesota and Port Angeles, Washington. See Note 5.

         On January 29, 2002, the Company announced that Kmart Corporation's ("Kmart") Chapter 11 bankruptcy filing is likely to delay the sales of the Company's then five remaining properties pursuant to the Company's plan of liquidation, and may result in a reduction of the remaining projected liquidating distributions of $3.00 per common share. Further, the Company reported that Kmart leases a significant portion of the space in each of the Company's then five remaining shopping center properties, of which four stores are currently operating and one Kmart store in Reedley, California is closed. While operating in bankruptcy, Kmart has announced that it will seek immediate cancellation of leases at closed locations. As a result of the uncertainty pertaining to the ultimate status the Kmart leases, the Company expects a delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from sales of the then remaining five properties cannot currently be evaluated.

         On February 19, 2002, the Company announced that the New York Stock Exchange (NYSE) has advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization falls below $15 million ($2.05 per common share) over a 30 day trading period. The Company's stock closed at $2.24 per share on the NYSE on May 10, 2002. If the Company's shares cease to be traded on the NYSE, the Company believes that an alternative trading venue may be available; however, there can be no assurance that such an alternative market would develop. The Company does not presently intend to seek listing of its common shares on any other securities exchange.

         On March 13, 2002, the Company announced that its then four properties with operating Kmart stores (Sacramento, CA, Atwater, CA, McHenry, IL, and Hopkinsville, KY) are not affected by Kmart's recent announcement of store closings. Kmart is operating under the protection of Chapter 11 of the Bankruptcy Code, and the Court approved the cancellation of the Kmart lease at the Company's fifth remaining property, located in Reedley, California, in January. Although none of the Company's remaining stores were targeted for closure, there can be no assurance that K mart will not seek to cancel additional leases while it is in bankruptcy. Recently the Company objected to Kmart's request for an extension of the 60 day period in which the debtor must assume or reject the Company's leases under the Bankruptcy Code. Kmart was seeking an extension on all remaining leases through July 2003, and the Courts generally grant such significant extensions. As to the Company's Kmart leases, the Court approved an agreement with Kmart that all leases which have not been assumed or rejected on or before September 30, 2002 will be subject to certain protections from October 1, 2002 through January 15, 2003 which, among other things, precludes store closings during this period. In addition, the Court set March 31, 2003 as the deadline for Kmart to assume or reject the Company's leases without prejudice to Kmart's right to seek further extension.

         As a result of the uncertainty pertaining to the ultimate status of the Kmart leases, the Company expects a continued delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from the sales of the Company's now remaining four properties (see Notes 6 and 7) and the Company's target of approximately $18.25 of aggregate liquidating distributions to shareholders cannot currently be evaluated. The uncertainty that continues to surround Kmart could impede the Company's ability to achieve prompt sales of its remaining assets at acceptable prices.


     5.  Property Dispositions

         Pursuant to its plan of liquidation, on June 14, 2001, the Company completed the sale of its redevelopment site located in Lake Worth, Florida (the "Lake Worth Property") to the Related Limited Partners, for approximately $7.6 million in cash, pursuant to the Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000 (the "Lake Worth Agreement"). The sale of this property resulted in a gain of approximately $.3 million.

         The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted so that the aggregate value per Unit received by them in connection with the November 2000 distribution to the Related Limited Partners of the Company's four (4) shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per Unit), and the estimated per share value to be received by our stockholders in the liquidation ($18.25 per share), will be the same.

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

     6.  Subsequent Event

         On April 16, 2002, the Company completed the sale, in an amount in excess of its carrying amount, of its McHenry Commons shopping center property in McHenry, Illinois for approximately $3.9 million in cash, pursuant to a Sale and Purchase Agreement dated November 29, 2001 by and between Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and GK Development, Inc., an Illinois corporation, and Star Realty Investors, LLC, an Illinois limited liability company, jointly and severally as Purchaser.


     7.  Shopping Center Portfolio

         As a consequence of the transactions completed to date pursuant to the plan of liquidation, the Company's remaining shopping center portfolio at April 30, 2002 comprises four properties located in California (3) and Kentucky (1). These shopping centers, three of which have anchor store premises under lease to Kmart, represent an aggregate 377,000 square feet of gross leasable area. The Company is actively marketing these properties for sale. Although management will endeavor to consummate a sale transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

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

Results of Operations

         During the second, third and fourth quarters of 2001, the Company disposed of three shopping center properties pursuant to its plan of liquidation. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three months ended March 31, 2002 and 2001.

Comparison of Three Months Ended March 31, 2002 and 2001

         Revenues from rental property was $888,000 for the quarter ended March 31, 2002 compared to $1,416,000 for the comparable period in 2001. Expenses in the first quarter of 2002 totaled $458,000 compared to $646,000 in 2001. These changes result primarily from the disposition of three shopping center properties pursuant to the plan of liquidation during the second, third and fourth quarters of 2001.

Liquidity and Capital Resources

         The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

         The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from its four (4) remaining properties are anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of all such properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that this will occur in the near future or at prices sufficient to aggregate the currently estimated $18.25 in total per share liquidating distributions to the shareholders of the Company.

         Pending the sale of its remaining shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its knowledge of the shopping center industry.

Cash Flows

         Cash flow provided by (used in) operating activities was $439,000 and $(404,000) for the three months ended March 31, 2002 and 2001, respectively. This change results primarily from a reduction in liquidation and litigation related costs incurred during the first quarter of 2002 as compared to 2001, offset by the above mentioned disposition of three shopping center properties pursuant to the plan of liquidation during the second, third and fourth quarters of 2001.

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

        On February 19, 2002, the Company announced that on February 5, 2002, the Court denied the plaintiff's motion for class action certification. The plaintiff may elect to proceed with that claim on its own now that class certification has been denied. The plaintiff also has asserted derivative claims for alleged breaches of fiduciary duty by the directors of the Company. The Company believes that such derivative claims are deficient for, among other reasons, the grounds upon which class certification was denied. The Company believes that all of the asserted claims are without merit, and will defend such action vigorously.

        On February 28, 2002, the Company announced that the plaintiff has sought permission from the Court of Appeals for the Second Circuit to appeal the denial of class certification discussed above. In order for plaintiff to obtain permission to appeal, it must demonstrate that the denial of class certification effectively terminates the litigation and that the District Court's decision was an abuse of its discretion. The Company has opposed plaintiff's application. If the Court of Appeals grants plaintiff's request, plaintiff will then be able to appeal the District Court's denial of class certification. The Company has incurred significant costs in connection with defense of this litigation, which are covered under the Company's directors and officer's insurance policy.

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

(b) Report on Form 8-K

         During the first quarter of 2002, the Company filed a Current Report on Form 8-K dated January 29, 2002, furnishing under Item 7, a copy of the Company's press release relating to Kmart's bankruptcy.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHILIPS INTERNATIONAL REALTY CORP.

May 15, 2002                  /s/ Philip Pilevsky
                              -------------------

(Date)                        Philip Pilevsky
                              Chairman of the Board and Chief Executive Officer