Form 10-Q
period 2002-06-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2002-08-14
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

7,340,474 shares outstanding as of July 31, 2002.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001

         Condensed Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure of Market Risk

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2002          December 31, 2001
                                                                                (Unaudited)                (Note 1)
                                                                                ----------                 --------
      ASSETS
Rental properties, net - held for sale                                          $15,460,660              $ 18,973,660
Cash and cash equivalents                                                         3,922,758                   863,005
Accounts receivable, net                                                            186,563                   303,543
Deferred charges and prepaid expenses                                               375,029                    86,269
Other assets                                                                      2,249,134                 2,158,089
                                                                                -----------              ------------

Total Assets                                                                    $22,194,144              $ 22,384,566
                                                                                ===========              ============

    Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued expenses                                           $ 1,003,844              $  1,071,891
Other liabilities                                                                    71,971                    70,671
                                                                                -----------              ------------

Total Liabilities                                                                 1,075,815                 1,142,562
                                                                                -----------              ------------

Minority interests                                                                   71,457                    71,878
                                                                                -----------              ------------


Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized:
               no shares issued and outstanding                                          --                        --
Common Stock, $.01 par value; 150,000,000 shares authorized;
               7,340,474 shares issued and outstanding                               73,405                    73,405
Additional paid in capital                                                       92,668,007                92,668,007
Cumulative distributions in excess of net income                                (71,694,540)              (71,571,286)
                                                                                -----------              ------------

Total Shareholders' Equity                                                       21,046,872                21,170,126
                                                                                 ----------              ------------

Total Liabilities and Shareholders' Equity                                      $22,194,144              $ 22,384,566
                                                                                ===========              ============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                        ------------------                 ----------------
                                                                         2002         2001                 2002         2001
                                                                         ----         ----                 ----         ----
Discontinued Operations:
Revenues from rental property                                          $ 734,758     $1,233,452          $1,622,992    $2,649,078
                                                                       ---------     ----------          ----------    ----------

Expenses:
         Operating expenses                                              129,768        188,058             236,779       387,962
         Real estate taxes                                                57,069        165,286             147,450       338,471
         Management fees to affiliates                                    19,235         39,067              48,861        82,442
         General and administrative expenses                             284,731        312,007             515,532       541,665
                                                                       ---------     ----------          ----------    ----------
                                                                         490,803        704,418             948,622     1,350,540
                                                                       ---------     ----------          ----------    ----------

Operating income from discontinued operations                            243,955        529,034             674,370     1,298,538



Minority interests in (income) loss before gain (loss) on
   sale of shopping center properties                                         20         (1,651)             (1,440)       (4,355)
Other income (expense), net                                             (249,703)       (43,198)           (250,828)      (17,474)
                                                                       ---------     ----------          ----------    ----------

Income (loss) from discontinued operations before gain
   (loss) on sale of shopping center properties                           (5,728)       484,185             422,102     1,276,709

Gain (loss) on sale of shopping center properties, net of
   minority share of ($1,861) in 2002 and $1,165 in 2001                (545,356)       341,537            (545,356)      341,537
                                                                       ---------     ----------          ----------    ----------

Net income (loss) from discontinued operations                         ($551,084)     $ 825,722           ($123,254)   $1,618,246
                                                                       =========     ==========          ==========    ==========

Basic and diluted net income (loss) per common share                   ($   0.08)    $     0.11          ($    0.02)   $     0.22
                                                                       =========     ==========          ==========    ==========

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHARHOLDERS' EQUITY For the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)

                                                                                                     Cumulative
                                                                                                  Distributions in        Total
                                                      Common        Stock        Additional        Excess of Net    Shareholders'
                                                      Shares        Amount     Paid-in Capital         Income            Equity
                                                      ------        ------     ---------------         ------            ------

Balance, December 31, 2001                           7,340,474      $73,405      $92,668,007       $ (71,571,286)     $21,170,126
     Net loss from discontinued
     operations
                                                                                                        (123,254)        (123,254)
                                                     ---------      -------      -----------       -------------      -----------
Balance, June 30, 2002                               7,340,474      $73,405      $92,668,007       $ (71,694,540)     $21,046,872
                                                     =========      =======      ===========       =============      ===========


                                                                                                     Cumulative
                                                                                                  Distributions in        Total
                                                      Common        Stock        Additional        Excess of Net    Shareholders'
                                                      Shares        Amount     Paid-in Capital         Income            Equity
                                                      ------        ------     ---------------         ------            ------

Balance, December 31, 2000                           7,340,474      $73,405      $92,668,007        $(57,797,724)    $ 34,943,688
     Net income from discontinued
     operations                                                                                        1,618,246        1,618,246

     Dividends declared on Common
     Stock ($1.00 per share)                                                                          (7,340,474)      (7,340,474)
                                                     ---------      -------      -----------       -------------      -----------
Balance, June 30, 2001                               7,340,474      $73,405      $92,668,007       $ (63,519,952)    $ 29,221,460
                                                     =========      =======      ===========       =============      ===========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                                   2002                    2001
                                                                                   ----                    ----

Cash flow used in operating activities                                          ($597,270)              ($645,461)
                                                                                ----------             ----------

Cash flow from investing activities
       Proceeds from sale of shopping center properties                         3,657,023               7,549,309
                                                                                ---------              ----------


Cash flow from financing activities                                                    --                      --
                                                                                ---------               ---------

Net increase in cash and cash equivalents                                       3,059,753               6,903,848
Cash and cash equivalents, beginning of period                                    863,005               1,704,425
                                                                                ---------              ----------

Cash and cash equivalents, end of period                                       $3,922,758              $8,608,273
                                                                               ==========              ==========

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

2. Income (loss) per Common Share

         Basic and diluted net income (loss) per common share in the accompanying Condensed Consolidated Statements of Operations are based upon weighted average numbers of 7,340,474 shares of Common Stock outstanding for the three and six months ended June 30, 2002 and 2001.


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

         On February 19, 2002, the Company announced that the New York Stock Exchange (NYSE) has advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization falls below $15 million ($2.05 per common share) over a 30 day trading period. The Company's stock closed at $2.01 per share on the NYSE on August 9, 2002. If the Company's shares cease to be traded on the NYSE, the Company believes that an alternative trading venue may be available; however, there can be no assurance that such an alternative market would develop. The Company does not presently intend to seek listing of its common shares on any other securities exchange.

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

         As a result of the uncertainty pertaining to the ultimate status of the Kmart leases, the Company expects a continued delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from the sales of the Company's now remaining four properties (see Notes 5 and 6) and the Company's target of approximately $18.25 of aggregate liquidating distributions to shareholders cannot currently be evaluated. The uncertainty that continues to surround Kmart could impede the Company's ability to achieve prompt sales of its remaining assets at acceptable prices.


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

         On April 16, 2002, the Company completed the sale of its McHenry Commons shopping center property in McHenry, Illinois for approximately $3.9 million in cash, pursuant to a Sale and Purchase Agreement dated November 29, 2001 by and between Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and GK Development, Inc., an Illinois corporation, and Star Realty Investors, LLC, an Illinois limited liability company, jointly and severally as Purchaser. This transaction resulted in a gain of $102 thousand.

         On June 28, 2002, the Company entered into a settlement agreement with the New York City Department of Finance (the "DOF") pursuant to which the Company paid $903,943, including principal of $650,000 and interest of $253,943, in full satisfaction of all real property transfer taxes, interest and penalties assessed by the DOF in May 2002 in connection with the Company's 1997 Formation Transactions and 1998 initial public stock offering. The shopping center properties relating to the subject tax assessments have been previously disposed in connection with the plan of liquidation. Accordingly, the principal and interest components of the settlement payment have been charged to Gain (loss) on sale of shopping center properties and Other income (expense), respectively, in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002.


6. Shopping Center Portfolio

         As a consequence of the transactions completed to date pursuant to the plan of liquidation, the Company's remaining shopping center portfolio at June 30, 2002 comprises four properties located in California (3) and Kentucky (1). These shopping centers, three of which have anchor store premises under lease to Kmart, represent an aggregate 377,000 square feet of gross leasable area. The Company is actively marketing these properties for sale. Although management will endeavor to consummate a sale transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.


7. Legal Proceedings

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

         On February 28, 2002, the Company announced that the plaintiff had sought permission from the Court of Appeals for the Second Circuit to appeal the denial of class certification discussed above. In order for plaintiff to have obtained permission to appeal, it had to demonstrate that the denial of class certification effectively terminated the litigation and that the District Court's decision was an abuse of its discretion. The Company opposed plaintiff's application. If the Court of Appeals granted plaintiff's request, plaintiff would then have been able to appeal the District Court's denial of class certification.

         On May 28, 2002, the United States Court of Appeals for the Second Circuit ordered that the plaintiff's petition to appeal the District Court's denial of class certification also be denied. The Company has incurred significant costs in connection with defense of this litigation, which are covered under the Company's directors and officer's insurance policy and included in other assets in the accompanying Condensed Consolidated Balance Sheet.

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

Results of Operations

         During the second, third and fourth quarters of 2001, and the second quarter of 2002, the Company disposed of four shopping center properties pursuant to its plan of liquidation. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three and six months ended June 30, 2002 and 2001.

Comparison of Three Months Ended June 30, 2002 and 2001

         Revenues from rental property was $735,000 for the quarter ended June 30, 2002 compared to $1,233,000 for the comparable period in 2001. Expenses in the second quarter of 2002 totaled $491,000, compared to $704,000 in 2001. These changes result primarily from the disposition of four shopping center properties pursuant to the plan of liquidation during the second, third and fourth quarters of 2001, and the second quarter of 2002.

         Other income (expense), net and Gain (loss) on sale of shopping center properties for the three months ended June 30, 2002, include $253,943 and $647,790 (net of minority share of $2,210), respectively, in charges relating to the settlement of real property transfer tax obligations. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements.

Comparison of Six Months Ended June 30, 2002 and 2001

         Revenues from rental property was $1,623,000 for the six months ended June 30, 2002, compared to $2,649,000 for the comparable period in 2001. Expenses in the first six months of 2002 totaled $949,000, compared to $1,351,000 in 2001. These changes result primarily from the disposition of four shopping center properties pursuant to the plan of liquidation during the second, third and fourth quarters of 2001, and the second quarter of 2002.

         Other income (expense), net and Gain (loss) on sale of shopping center properties for the six months ended June 30, 2002, include $253,943 and $647,790 (net of minority share of $2,210), respectively, in charges relating to the settlement of real property transfer tax obligations. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

Cash Flows

         Cash flow used in operating activities was $597,000 and $645,000 for the six months ended June 30, 2002 and 2001, respectively. This change reflects the combined effects of (i) a reduction in liquidation and litigation related costs incurred during the first half of 2002 as compared to 2001, (ii) the settlement of real property transfer tax obligations relating to the Company's 1997 Formation Transactions and 1998 initial public stock offering during the first half of 2002, and (iii) the above mentioned disposition of four shopping center properties pursuant to the plan of liquidation during the second, third and fourth quarters of 2001, and the second quarter of 2002.

         Cash flow from investing activities was $3,657,000 and $7,549,000 for the six months ended June 30, 2002 and 2001, respectively. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for information pertaining to the sales of shopping center properties during those respective periods.


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

On February 28, 2002, the Company announced that the plaintiff had sought permission from the Court of Appeals for the Second Circuit to appeal the denial of class certification discussed above. In order for plaintiff to have obtained permission to appeal, it had to demonstrate that the denial of class certification effectively terminated the litigation and that the District Court's decision was an abuse of its discretion. The Company opposed plaintiff's application. If the Court of Appeals granted plaintiff's request, plaintiff would then have been able to appeal the District Court's denial of class certification.

On May 28, 2002, the United States Court of Appeals for the Second Circuit ordered that the plaintiff's petition to appeal the District Court's denial of class certification also be denied. The Company has incurred significant costs in connection with defense of this litigation, which are covered under the Company's directors and officer's insurance policy.

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

(b) Reports on Form 8-K

         On April 30, 2002, the Company filed with the SEC a Current Report on Form 8-K dated April 16, 2002 reporting under Item 2 that the Company completed the sale of its McHenry Commons shopping center property in McHenry, Illinois, pursuant to its plan of liquidation. In addition, on June 27, 2002 the Company filed with the SEC, a Form 8-K/A dated April 16, 2002 amending its initial report on Form 8-K dated April 16, 2002 to provide certain pro forma financial information.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PHILIPS INTERNATIONAL REALTY CORP.

August 14, 2002               /s/ Philip Pilevsky
                              -----------------------
(Date)                        Philip Pilevsky
                              Chairman of the Board and Chief Executive Officer