Form 10-Q
period 2002-09-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2002-11-14
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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

7,340,474 shares outstanding as of October 31, 2002.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Shareholders' Equity for the Nine Months Ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

Item 4.  Controls and Procedures

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Certifications

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,          December 31,
                                                                                                   2002                   2001
                                                                                                (Unaudited)             (Note 1)
                                                                                                -----------             --------
      ASSETS
Rental properties, net - held for sale                                                         $ 15,460,660         $ 18,973,660
Cash and cash equivalents                                                                         4,065,649              863,005
Accounts receivable, net                                                                            156,560              303,543
Deferred charges and prepaid expenses                                                               525,359               86,269
Other assets                                                                                      2,206,365            2,158,089
                                                                                               ------------         ------------

Total Assets                                                                                   $ 22,414,593         $ 22,384,566
                                                                                               ============         ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                          $  1,007,094         $  1,071,891
Other liabilities                                                                                    76,891               70,671
                                                                                               ------------         ------------

Total Liabilities                                                                                 1,083,985            1,142,562
                                                                                               ------------         ------------

Minority interests                                                                                   72,179               71,878
                                                                                               ------------         ------------


Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized:
               no shares issued and outstanding                                                        --                   --
Common Stock, $.01 par value; 150,000,000 shares authorized;
               7,340,474 shares issued and outstanding                                               73,405               73,405
Additional paid in capital                                                                       92,668,007           92,668,007
Cumulative distributions in excess of net income                                                (71,482,983)         (71,571,286)
                                                                                               ------------         ------------

Total Shareholders' Equity                                                                       21,258,429           21,170,126
                                                                                               ------------         ------------

Total Liabilities and Shareholders' Equity                                                     $ 22,414,593         $ 22,384,566
                                                                                               ============         ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                            -------------------------------         -------------------------------
                                                                2002               2001                 2002               2001
                                                                ----               ----                 ----               ----
Discontinued Operations:
Revenues from rental property                               $   674,155         $ 1,371,781         $ 2,297,147         $ 4,020,859
                                                            -----------         -----------         -----------         -----------

Expenses:
               Operating expenses                               107,680             123,712             344,459             511,674
               Real estate taxes                                 60,319             129,574             207,769             468,045
               Management fees to affiliates                     20,390              33,744              69,251             116,186
               General and administrative expenses              285,664             212,623             801,196             754,288
                                                            -----------         -----------         -----------         -----------
                                                                474,053             499,653           1,422,675           1,850,193
                                                            -----------         -----------         -----------         -----------


Operating income from discontinued operations                   200,102             872,128             874,472           2,170,666



Minority interests in income before gain (loss)
      on sale of shopping center properties                        (722)             (3,054)             (2,162)             (7,409)
Other income (expense), net                                      12,177              26,061            (238,651)              8,587
                                                            -----------         -----------         -----------         -----------


Income from discontinued operations before gain
      (loss) on sale of shopping center properties              211,557             895,135             633,659           2,171,844

Gain (loss) on sale of shopping center properties, net
      of minority interests of $0, $13, ($1,861)
      and $1,178                                                     --               3,770            (545,356)            345,307
                                                            -----------         -----------         -----------         -----------

Net income from discontinued operations                     $   211,557         $   898,905              88,303         $ 2,517,151
                                                            ===========         ===========         ===========         ===========

Basic and diluted net income per common share                      0.03         $      0.12                0.01         $      0.34
                                                            ===========         ===========         ===========         ===========

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                                      Cumulative
                                                      Common Stock                                 Distributions in        Total
                                             ---------------------------          Additional        Excess of Net      Shareholders'
                                               Shares             Amount       Paid-in Capital          Income            Equity
                                             ---------           -------         -----------        -------------       -----------
Balance, December 31, 2001                   7,340,474           $73,405         $92,668,007        $ (71,571,286)      $21,170,126
     Net income from discontinued
     operations
                                                                                                           88,303            88,303
                                             ---------           -------         -----------        -------------       -----------

Balance, September 30, 2002                  7,340,474           $73,405         $92,668,007        $ (71,482,983)      $21,258,429
                                             =========           =======         ===========        =============       ===========



                                                                                                      Cumulative
                                                     Common Stock                                  Distributions in        Total
                                              ---------------------------         Additional        Excess of Net      Shareholders'
                                               Shares             Amount       Paid-in Capital          Income            Equity
                                             ---------           -------         -----------        -------------       -----------
Balance, December 31, 2000                   7,340,474           $73,405         $92,668,007         $(57,797,724)     $ 34,943,688
     Net income from discontinued
     operations                                                                                         2,517,151         2,517,151

     Dividends declared on common
     stock ($1.75 per share.)                                                                         (12,845,830)      (12,845,830)
                                             ---------           -------         -----------        -------------       -----------
Balance, September 30, 2001                  7,340,474           $73,405         $92,668,007        $ (68,126,403)     $ 24,615,009
                                             =========           =======         ===========        =============      ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                                                 2002                   2001
                                                                                                 ----                   ----

Cash flow provided by (used in) operating activities                                        ($   454,379)           $     14,517
                                                                                            ------------            ------------

Cash flow provided by investing activities
       Proceeds from sale of shopping center properties                                        3,657,023              11,811,175
                                                                                            ------------            ------------


Cash flow used in financing activities
      Dividend paid on common stock                                                                 --               (12,845,830)
      Distributions to minority interests                                                           --                   (44,093)
                                                                                            ------------            ------------
                                                                                                    --               (12,889,923)
                                                                                            ------------            ------------

Net increase (decrease) in cash and cash equivalents                                           3,202,644              (1,064,231)
Cash and cash equivalents, beginning of period                                                   863,005               1,704,425
                                                                                            ------------            ------------

Cash and cash equivalents, end of period                                                    $  4,065,649            $    640,194
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

2. Income (loss) per Common Share

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of common stock outstanding for the three and nine months ended September 30, 2002 and 2001.


3. Segment Information

         Management considers the Company's various operating, investing and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based on net income.

         As the result of the plan of liquidation, the Company's operations are presented as discontinued operations pursuant to Accounting Principles Board Opinion No. 30 ("APB No.30") for 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes APB No. 30 and which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption did not have a material impact on the Company's results of operations or financial position.

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

         On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to (a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members (the "Related Limited Partners") in exchange for cash and the redemption of units in the Company's operating partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating distribution of $13 per share of common stock upon substantial completion of the transactions referenced in (a) and (b) above. Subsequent liquidating distributions of $1.00, $.75, $.50 and $.50 per share (bringing the total paid to date to $15.75 per share) were paid on July 9, 2001, September 24, 2001, November 19, 2001 and October 22, 2002, respectively, following sales of the Company's shopping center properties located in Lake Worth, Florida, Alexandria, Minnesota, Port Angeles, Washington and Sacramento, California. See Notes 5 and 6.

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

         On February 19, 2002, the Company announced that the New York Stock Exchange (NYSE) has advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization falls below $15 million ($2.05 per common share) over a 30day trading period. See Note 6.

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

         As a result of the uncertainty pertaining to the ultimate status of the Kmart leases, the Company expects a continued delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from the sales of the Company's now remaining three properties (see Notes 5, 6 and 7) and the Company's target of approximately $18.25 of aggregate liquidating distributions to shareholders cannot currently be evaluated. The uncertainty that continues to surround Kmart could impede the Company's ability to achieve prompt sales of its remaining assets at acceptable prices.

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

         On June 28, 2002, the Company entered into a settlement agreement with the New York City Department of Finance (the "DOF") pursuant to which the Company paid $903,943, including principal of $650,000 and interest of $253,943, in full satisfaction of all real property transfer taxes, interest and penalties assessed by the DOF in May 2002 in connection with the Company's 1997 Formation Transactions and 1998 initial public stock offering. The shopping center properties relating to the subject tax assessments have been previously disposed in connection with the plan of liquidation. Accordingly, the principal and interest components of the settlement payment have been charged to Gain (loss) on sale of shopping center properties and Other income (expense), respectively, in the accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 2002.

6.  Subsequent Events

         On October 3, 2002, the Company completed the sale, in an amount in excess of its carrying amount, of its Kmart Shopping Center in Sacramento, California for approximately $5.9 million in cash, pursuant to a Purchase and Sale Agreement dated September 24, 2002 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and M & A Gabaee L.P., a California limited partnership, Mirasa L.L.C., a California limited liability company, and Corsair, L.L.C., a Nevada limited liability company, jointly and severally, as Buyer.

         On October 18, 2002, the NYSE delivered notice to the Company and issued a press release to advise that it had determined the common stock of the Company, trading symbol PHR, should be removed from the list of companies traded on the NYSE. This decision was reached in view of the fact that the Company has fallen below the NYSE's continued listing standards as its average global market capitalization over a consecutive 30 trading day period is less than $15,000,000. Furthermore, the NYSE noted that the Company has been operating pursuant to a plan of liquidation approved by its shareholders on October 10, 2000 and has made four liquidating distributions totaling $15.25 to date, with a fifth liquidating distribution of $0.50 to be payable on October 22, 2002. The NYSE indicated it intended to suspend trading in the Company's common stock prior to the opening on October 23, 2002 in connection with this distribution. Application by the NYSE to the Securities and Exchange Commission to delist the Company is pending the completion of applicable procedures. The Company does not intend to request a review of this NYSE determination.

         The Company also has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ. However, the Company believes that alternative trading venues, such as the "Pink Sheets" and the "OTC Bulletin Board," will become available to its shareholders. While the Company may seek sponsorship by market makers with such quotation services, there can be no assurance that any such alternative markets will develop.

         Upon the completion of all prescribed delisting procedures, the Company will automatically become a Section 12(g) reporting company pursuant to the Securities and Exchange Act, and will no longer be a Section 12(b) reporting company.

7.  Shopping Center Portfolio

         As a consequence of the transactions completed to date pursuant to the plan of liquidation, the Company's remaining shopping center portfolio comprises three properties located in California (2) and Kentucky (1). These shopping centers, two of which have anchor store premises under lease to Kmart, represent an aggregate 272,000 square feet of gross leasable area. The Company is actively marketing these properties for sale. Although management will endeavor to consummate a sale transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

8.  Legal Proceedings

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

Results of Operations

         During the second, third and fourth quarters of 2001, and the second quarter of 2002, the Company disposed of four shopping center properties pursuant to its plan of liquidation. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three and nine months ended September 30, 2002 and 2001.

Comparison of Three Months Ended September 30, 2002 and 2001

         Revenues from rental property was $674,000 for the quarter ended September 30, 2002 compared to $1,372,000 for the comparable period in 2001. Expenses in the third quarter of 2002 totaled $474,000, compared to $500,000 in 2001. These changes result primarily from the disposition of four shopping center properties pursuant to the plan of liquidation during the second, third and fourth quarters of 2001, and the second quarter of 2002.

         Reference should be made to Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements for information relating to the sales of shopping center properties during these respective periods.

Comparison of Nine Months Ended September 30, 2002 and 2001

         Revenues from rental property was $2,297,000 for the nine months ended September 30, 2002, compared to $4,021,000 for the comparable period in 2001. Expenses in the first nine months of 2002 totaled $1,423,000, compared to $1,850,000 in 2001. These changes result primarily from the disposition of four shopping center properties pursuant to the plan of liquidation during the second, third and fourth quarters of 2001, and the second quarter of 2002.

         Other income (expense), net and Gain (loss) on sale of shopping center properties for the nine months ended September 30, 2002, include $253,943 and $647,790 (net of minority share of $2,210), respectively, in charges relating to the settlement of real property transfer tax obligations. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements.

         Reference should be made to Note 5 to the accompanying Notes to Condensed Consolidated Financial Statements for information relating to the sales of shopping center properties during these respective periods.

Liquidity and Capital Resources

         The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

         The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from its three (3) remaining properties are anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of all such properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that this will occur in the near future or at prices sufficient to aggregate the currently estimated $18.25 in total per share liquidating distributions to the shareholders of the Company.

         Pending the sale of its remaining shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its knowledge of the shopping center industry.

Cash Flows

         Cash flow provided by (used in) operating activities was $(454,000) and $15,000 for the nine months ended September 30, 2002 and 2001, respectively. This change reflects the combined effects of (i) a reduction in liquidation and litigation related costs incurred during 2002 as compared to 2001, (ii) the settlement of real property transfer tax obligations relating to the Company's 1997 Formation Transactions and 1998 initial public stock offering during 2002, and (iii) the above mentioned disposition of four shopping center properties pursuant to the plan of liquidation during the second, third and fourth quarters of 2001, and the second quarter of 2002.

         Cash flow provided by investing activities was $3,657,000 and $11,811,000 for the nine months ended September 30, 2002 and 2001, respectively. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for information pertaining to the sales of shopping center properties during these respective periods.


         Cash flow used in financing activities was $12,890,000 during the nine months ended September 30, 2001. See Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements for information relating to dividends paid during this period.

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


Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         None.


Item 4.  Controls and Procedures

         (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         None.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         Effective as of November 12, 2002, Sheila Levine resigned as Chief Operating Officer, Executive Vice President and Secretary of the Company. Ms. Levine remains a member of the Board of Directors of the Company.

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

         (b) Reports on Form 8-K

         During the third quarter of 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated August 14, 2002 furnishing under Items 7 and 9 the transmittal letter and certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that accompanied the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHILIPS INTERNATIONAL REALTY CORP.


November 14, 2002            /s/ Philip Pilevsky
                             -------------------------------------------------
                             Philip Pilevsky
                             Chairman of the Board and Chief Executive Officer

                                 CERTIFICATIONS

I, Philip Pilevsky, Chief Executive Officer and principal financial officer of Philips International Realty Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Philips International Realty Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                              /s/ Philip Pilevsky
                                              ----------------------------
                                              Philip Pilevsky
                                              Chief Executive Officer and
                                              principal financial officer