Form 10-K
period 2002-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2003-03-31
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

             _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-23463

                       PHILIPS INTERNATIONAL REALTY CORP.
             (Exact name of registrant as specified in its charter)

Maryland                                                             13-3963667
--------                                                             ----------
(State or other jurisdiction of                                   (IRS Employer
Incorporation or Organization)                              Identification No.)

417 Fifth Avenue                                                          10016
New York, New York
--------                                                               --------
(Address of principal executive office)                              (Zip Code)

       Registrant's telephone number, including area code: (212) 545-1100

           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value                                              None
--------                                                               --------
(Title of Each Class)                           (Name of Each Exchange on Which
                                                                    Registered)

        Securities registered pursuant to Section 12(b) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2) Yes |_|   No |X|

         As of March 21, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $10.2 million. The aggregate market value was computed with reference to the average bid and asked prices of the stock as quoted on the OTC Bulletin Board on such date. The calculation does not reflect a determination that persons are non-affiliates for any other purpose.

         As of March 21, 2003, 7,340,474 shares of common stock, $.01 par value, of the Company (the "Common Stock") were outstanding.

         LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 26.

         DOCUMENTS INCORPORATED BY REFERENCE: None

                       PHILIPS INTERNATIONAL REALTY CORP.
                                TABLE OF CONTENTS
                                    FORM 10-K


                                                                                                           Page
                                                                                                           ----
PART I

Item 1.  Business                                                                                            1
Item 2.  Properties                                                                                         10
Item 3.  Legal Proceedings                                                                                  12
Item 4.  Submission of Matters to a Vote of Security Holders                                                12

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters                               12
Item 6.  Selected Financial Data                                                                            14
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations              15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                        16
Item 8.  Financial Statements and Supplementary Data                                                        17
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               17

PART III

Item 10.  Directors and Executive Officers of the Registrant                                                17
Item 11.  Executive Compensation                                                                            19
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related    Stockholder         22
          Matters
Item 13.  Certain Relationships and Related Transactions                                                    23
Item 14.  Controls and Procedures                                                                           24

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   26


                                     PART I

ITEM 1. BUSINESS

General

         Philips International Realty Corp. (the "Company") is a self-advised real estate investment trust ("REIT") formed in 1997 to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the "Philips Group"). The Philips Group had been engaged for more than 15 years in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly concentrated in the greater New York and Miami metropolitan areas.

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

         At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares outstanding were voted, with 99.7% of these votes cast in favor of a plan of liquidation.

         On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to (a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the Chief Executive Officer, and certain of his affiliates and family members, in exchange for cash and the redemption of Units in Philips International Realty, L.P. (the "Operating Partnership"), (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating distribution of $13 per share of common stock upon substantial completion of the transactions referenced in (a) and (b) above. Subsequent liquidating distributions of $1.00, $.75, $.50, $.50 and $.50 per share (bringing the total paid to date to $16.25 per share) were paid on July 9, 2001, September 24, 2001, November 19, 2001, October 22, 2002 and March 18, 2003, respectively, following sales of the Company's shopping center properties located in Lake Worth, Florida, Alexandria, Minnesota, Port Angeles, Washington, McHenry, Illinois, Sacramento, California and Reedley, California. The Company's two remaining shopping centers are currently being offered for sale.

         On January 29, 2002, the Company announced that Kmart Corporation's ("Kmart") Chapter 11 bankruptcy filing was likely to delay the sales of the Company's then five remaining properties pursuant to the Company's plan of liquidation, and may result in a reduction of the remaining projected liquidating distributions of $3.00 per common share. Further, the Company reported that Kmart leased a significant portion of the space in each of the Company's then five remaining shopping center properties, of which four stores were currently operating and one Kmart store in Reedley, California was closed. While operating in bankruptcy, Kmart announced that it would seek immediate cancellation of leases at closed locations. As a result of the uncertainty pertaining to the ultimate status of the Kmart leases, the Company expected a delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from sales of the then remaining five properties could not then be evaluated.

         On February 19, 2002, the Company announced that the New York Stock Exchange (the "NYSE") had advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization fell below $15 million ($2.05 per common share) over a 30-day trading period.

         On March 13, 2002, the Company announced that its four properties with operating Kmart stores (Sacramento, CA, Atwater, CA, McHenry, IL and Hopkinsville, KY) were not affected by Kmart's recent announcement of store closings. Kmart has been operating under the protection of Chapter 11 of the Bankruptcy Code, and the Court approved the cancellation of the Kmart lease at the Company's then fifth remaining property, located in Reedley, California, in January. Although none of the Company's remaining Kmart stores were targeted for closure at such time, there can be no assurance that Kmart will not seek to cancel additional leases while it is in bankruptcy. Further, the Company objected to Kmart's request for an extension of the 60-day period in which the debtor must assume or reject the Company's leases under the Bankruptcy Code. Kmart was seeking an extension on all remaining leases through July 2003, and the Courts generally grant such significant extensions. As to the Company's Kmart leases, the Court approved an agreement with Kmart whereby all leases which had not been assumed or rejected on or before September 30, 2002 would be subject to certain protections from October 1, 2002 through January 15, 2003 which, among other things, precluded store closings during this period. In addition, the Court set March 31, 2003 as the deadline for Kmart to assume or reject the Company's leases without prejudice to Kmart's right to seek further extension.

         On April 30, 2002, the Company reported completion of the sale of its McHenry Commons shopping center property in McHenry, Illinois pursuant to a Sale and Purchase Agreement dated November 29, 2001 by and between Philips Shopping Center

Fund, L.P., a Delaware limited partnership, as Seller, and GK Development, Inc., an Illinois corporation, and Star Realty Investors, LLC, an Illinois limited liability company, jointly and severally as Purchaser.

         On October 8, 2002, the Company announced completion of the sale of its Kmart Shopping Center in Sacramento, California pursuant to a Purchase and Sale Agreement dated September 24, 2002 by and between Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and M&A Gabaee L.P., a California limited partnership, Mirasa L.L.C., a Califonia limited liability company, and Corsair, L.L.C., a Nevada limited liability company, jointly and severally as Buyer. The announcement further disclosed management's expectation that the New York Stock Exchange would commence action to suspend trading and apply to delist the Company's shares of common stock on the NYSE concurrent with payment of the fifth liquidating distribution scheduled to be paid on October 22, 2002. If the Company's shares ceased to be traded on the NYSE, the Company indicated it believed that an alternative trading venue may be available; however, there could be no assurance that such an alternative market would develop. If the Company was delisted from the NYSE, the Company further noted that it had no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ.

         On October 28, 2002, the Company reported that the NYSE had delivered notice to the Company and issued a press release to advise that it had determined the common stock of the Company, trading symbol PHR, should be removed from the list of companies traded on the NYSE. This decision was reached in view of the fact that the Company had fallen below the NYSE's continued listing standards as its average global market capitalization over a consecutive 30 day period was less than $15,000,000. Furthermore, the NYSE noted that the Company has been operating pursuant to a plan of liquidation approved by its shareholders on October 10, 2000 and has made four liquidating distributions totaling $15.25 as of such date, with a fifth liquidating distribution of $0.50 to be paid on October 22, 2002. The NYSE indicated it intended to (and did, in fact) suspend trading in the Company's common stock prior to the opening on October 23, 2002 in connection with this distribution. Action by the NYSE with the Securities and Exchange Commission delisting the Company's shares followed the completion of applicable procedures. The Company did not request a review of this NYSE determination. The Company has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ. However the Company believes that alternative trading venues, such as the "Pink Sheets" and the "OTC Bulletin Board," will continue to be available to its shareholders. While the Company may seek sponsorship by market makers with such quotation services in the future, there can be no assurance that any such alternative markets will remain active . Upon the completion of all prescribed delisting procedures, the Company automatically became a Section 12(g) reporting company, pursuant to the Securities and Exchange Act, and was no longer a Section 12(b) reporting company.

         On January 24, 2003, Kmart filed a plan of reorganization and related disclosure statement with the bankruptcy court. Confirmation hearings are currently scheduled for April 14 and 15, 2003. Assuming the court approves the disclosure statement and the plan is confirmed, Kmart's filings indicate it would emerge from Chapter 11 on or about April 30, 2003. In connection therewith, Kmart filed a motion dated February 5, 2003 with the court seeking to extend the deadline by which it must assume or reject certain "go-forward" leases of real property from March 31, 2003 to the effective date of a plan reorganization, but no later than May 31, 2003. The Company did not object to this motion as it pertains to its leases with Kmart at its Atwater, California and Hopkinsville, Kentucky shopping centers.

         On March 3, 2003, the Company reported completion of the sale, in an amount in excess of its carrying value, of its shopping center property in Reedley, California, on February 28, 2003 pursuant to a Purchase and Sale Agreement dated January 29, 2003 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and D&L Lowe L.P., a California limited partnership, as Buyer.

         As a result of the uncertainty pertaining to the ultimate status of its Kmart leases, the Company expects a continued delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from sales of the Company's two remaining properties, and the Company's target of approximately $18.25 per share of aggregate liquidating distributions to shareholders, cannot be currently evaluated. The uncertainty that continues to surround Kmart could impede the Company's ability to achieve prompt sales of its remaining assets at acceptable prices.

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

         Also in conjunction with its plan of liquidation, the Company has completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to certain former unit holders of the Operating Partnership, including Philip Pilevsky, the Company's Chairman and Chief Executive Officer (collectively, the "Related Limited Partners"). The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of their entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a gain of approximately $24.4 million, net of $9.3 million of minority interest.

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

         The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted, up or down, so that the aggregate value per Unit received by them in connection with the November 2000 distribution to the Related Limited Partners of the Company's four (4) shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per Unit), and the total per share value received by the Company's stockholders in the liquidation, will be the same.

         On August 31, 2001, the Company completed the sale of its North Star Shopping Center in Alexandria, Minnesota for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated July 16, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, and Repco LLP, as successor to Kordel, Inc., a Minnesota corporation. The sale resulted in a gain of approximately $4,000.

         On October 31, 2001, the Company completed the sale of its Highway 101 Shopping Center in Port Angeles, Washington for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated June 14, 2001 by Philips Shopping Center Fund L.P, a Delaware limited partnership, and BDG LLC, as successor to 3 Puyallup Associates, LLC., a Washington limited liability company. This transaction resulted in a gain of approximately $39,000.

         On April 16, 2002, the Company completed the sale of its McHenry Commons shopping center property in McHenry, Illinois for approximately $3.9 million in cash, pursuant to a Sale and Purchase Agreement dated November 29, 2001 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and GK Development, Inc., an Illinois corporation, and Star Realty Investors, LLC, an Illinois limited liability company, jointly and severally as Purchaser. This sale resulted in a gain of approximately $102,000.

         On October 3, 2002, the Company completed the sale of its Kmart Shopping Center in Sacramento, California for approximately $5.9 million in cash, pursuant to a Purchase and Sale Agreement dated September 24, 2002 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and M&A Gabaee L.P., a California limited partnership, Mirasa L.L.C., a California limited liability company, and Corsair L.L.C., a Nevada limited liability company, jointly and severally as Buyer. This transaction resulted in a gain of approximately $118,000.

         On February 28, 2003, the Company completed the sale, in an amount in excess of its carrying value, of its shopping center property in Reedley, California for approximately $2.6 million in cash, pursuant to a Purchase and Sale Agreement dated January 29, 2003 by and between Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and D&L Lowe, L.P., a California limited partnership, as Buyer.

         As a consequence of the above-referenced transactions, the Company's remaining shopping center portfolio comprises two properties, located in California (1) and Kentucky (1). These shopping centers represent an aggregate 200,000 square feet of gross leasable area. As of December 31, 2002, these properties were 96.9% leased to 21 tenants. The Company is actively marketing these properties for sale. Although management will endeavor to consummate a sales transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

Operating Strategy

         Pending the sale of its two remaining shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its knowledge of the retail industry and shopping center operations.

Management and Capital Structure

         Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, President, principal financial officer and Secretary of the Company, has extensive experience in managing and redeveloping retail properties.

         Louis Petra, former President and Director of the Company, resigned such offices and terminated his at-will employment agreement with the Company effective October 5, 2001. Mr. Petra currently acts as a consultant to the Company's Board of Directors with regard to the completion of the plan of liquidation. Sheila Levine, former Chief Operating Officer, Executive Vice President and Secretary, resigned such offices and terminated her at-will agreement with the Company effective November 12, 2002. Ms. Levine remains a member of the Board of Directors of the Company. Carl Kraus, the Company's Chief Financial Officer, resigned such office effective March 31, 2002.

         The Company's day-to-day operations are strategically directed by its Chief Executive Officer and implemented through a management agreement (the "Management Agreement") with a property management company affiliated with the Philips Group (the "Management Company"). The Management Agreement provides for the payment of fees, not to exceed prevailing market rates, and can be canceled, in whole or in part, at any time by the Company. This agreement enables the Company to utilize the Philips Group's infrastructure on a cost-effective basis.

         The Company was incorporated in Maryland on July 16, 1997. Its executive offices are located at 417 Fifth Avenue, New York, New York 10016, and its telephone number is (212) 545-1100.

         As of December 31, 2000, the Company had utilized proceeds from property dispositions in part to satisfy all outstanding mortgage indebtedness. The Company's organizational documents do not limit the amount of indebtedness that the Company may incur. There was no mortgage debt outstanding at December 31, 2002.

Employees

         Philip Pilevsky was the sole employee of the Company as of December 31, 2002. Mr. Pilevsky does not currently receive any remuneration for services rendered in such capacities. Mr. Pilevsky is, however, a shareholder of the Company and receives liquidating distributions in respect of this equity interest as may be declared from time to time by the Board generally with regard to all shares of common stock then outstanding.

Competition

         The leasing of real estate is highly competitive. Numerous shopping center properties compete with the Company's properties in attracting tenants to lease space. Tenants may consider certain of these competing properties to be newer in appearance, better located or better maintained than the Company's properties. The number of competitive commercial properties in a particular area could have a material effect on the Company's ability to lease space in its properties. In addition, retailers at the Company's properties face increasing competition from other forms of retailing, such as catalogues, discount shopping clubs, telemarketing, and electronic commerce.

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

Industry Segments

         The Company operates in a single industry segment -- real estate. The Company does not have any foreign operations and its business is not seasonal. The Company's two remaining real estate assets are retail shopping center properties. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

Risk Factors

         The Company's results of operations and ability to sell its two remaining properties and complete its plan of liquidation may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors.

Declines in economic activities in our markets and of shopping centers generally could adversely affect our operating results.

         Dependence on market regions and tenants. Adverse economic developments in the states where our remaining properties are located could adversely impact the operations of our properties and, therefore, our profitability and ability to sell. Since our portfolio consists solely of retail properties (as compared to a more diversified portfolio), a decline in the economy or a decline in the demand for retail space may adversely affect our cash flow and the value of our remaining properties. Approximately 78% of our gross leasable area is currently leased to Kmart. On January 22, 2002, Kmart filed for protection under Chapter 11 of the Bankruptcy Code. In January, 2002, the Court approved the cancellation of our Kmart lease at the Reedley, CA property. Although neither of our two remaining Kmart stores have yet been targeted for closure, there can be no assurance that Kmart will not seek to cancel additional leases while it is in bankruptcy.

Conflicts of interest could adversely affect our operations.

         Potential conflicts with management. Our Chief Executive Officer, President, principal financial officer and Secretary, Mr. Philip Pilevsky, directs our day-to-day operations. Philips International Holding Corp., a corporation owned by Mr. Pilevsky and Ms. Levine (Mr. Pilevsky's sister and a member of our Board of Directors) manages such day-to-day operations pursuant to a management agreement dated December 31, 1997. Mr. Pilevsky also has several other real estate holdings and activities that are not part of our company. Personnel of Philips International Holding Corp. will spend some of their time managing the holdings of Mr. Pilevsky. This will prevent such personnel from devoting their efforts full-time to managing our properties. The failure of such personnel to adequately serve us could adversely affect our business.

         Potential conflicts with other real estate activities. Mr. Pilevsky and Ms. Levine continue to hold interests in real estate properties (including retail properties) that they owned but did not transfer to the Company at the time of its formation. While an Amended and Restated Non-Competition Agreement dated as of December 31, 1997 prevents Mr. Pilevsky, Ms. Levine and Philips International Holding Corp. from acquiring, operating and managing or developing certain retail shopping center properties other than through us, it does not restrict their activities with respect to retail properties they owned but did not transfer to us at the time of our formation. As a result, Mr. Pilevsky will devote his professional time to overseeing the management of our properties as well as overseeing the management of other properties. The failure of Mr. Pilevsky to adequately serve us could adversely affect our business.

Our performance is subject to risks associated with the real estate industry.

         General. Our cash flow and ability to sell our remaining properties and complete our plan of liquidation depends on the ability of our properties to generate funds (including earned income and capital appreciation) in excess of operating expenses (including capital expenditure requirements). Events or conditions that are beyond our control may adversely affect funds from operations and the value of our properties. Such events or conditions could include:

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

         Kmart currently leases approximately 78% of our gross leasable area and represents approximately 66% of our annualized base rental revenues. On January 22, 2002, Kmart filed for protection under Chapter 11 of the Bankruptcy Code. In January, the Court approved the cancellation of our Kmart lease at the Reedley, CA property. Although neither of our two remaining Kmart stores have yet been targeted for closure, there can be no assurance that Kmart will not seek to cancel additional leases while it is in bankruptcy.

         Our insurance coverage on our properties may be inadequate. We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, extended coverage and rental loss. Our insurance policies contain specifications, limits and deductibles comparable to those typically contained in policies covering similar properties. We also carry owner's title insurance policies on all of our properties for amounts that may be less than the full value of our properties. We cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties. Our primary property and liability insurance policies expire annually. We cannot guarantee that we will be able to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, while our current insurance policies insure us against loss from terrorist acts, in the future insurance companies may no longer offer coverage against this type of loss, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property or properties. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions or payments to our investors.

         Illiquidity of real estate limits our ability to act quickly. Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.

         Americans with Disabilities Act Compliance could be costly. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers to certain disabled persons' accesses. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our cash flow and/or the value of our properties.

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

         Although we are not aware of any environmental liability that could materially affect our financial condition, results of operations or the value of our properties, you should consider that (1) general property inspections without soil sampling or ground water analysis may not reveal all environmental liabilities, (2) future laws, ordinances or regulations could impose material environmental liability on us and (3) acts by tenants or other third parties and the condition of land near our properties (such as the presence of underground storage tanks) could adversely affect the condition of our properties and subject us to environmental liability.

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

         o increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and

         o adversely affecting our ability to minimize expenses of operation.

Debt financing could adversely affect our economic performance.

         Scheduled debt payments and refinancing could adversely affect our financial condition. Should we incur any mortgage indebtedness, we would be subject to the risks normally associated with debt financing, including the following:

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

         As of December 31, 2002, we had no outstanding mortgage debt.

         Because we may not be able to pay any future mortgage indebtedness incurred prior to maturity with our internally generated cash, we may need to repay any such debt through refinancings and/or equity offerings. If we are unable to refinance any future indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our cash flow and the value of our properties include the following:

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

         Rising interest rates may adversely affect our cash flow. If we incur debt in the future that bears interest at variable rates, higher debt service requirements may arise if market interest rates increase. Higher debt service requirements could adversely affect our cash flow and the value of our properties or cause us to default under certain debt covenants.

We are dependent upon our Chief Executive Officer and professional consultants whose continued service is not guaranteed.

         We are dependent upon our Chief Executive Officer and professional consultants for strategic business direction and real estate experience. Loss of their services could adversely affect us. We cannot assure you that our Chief Executive Officer and professional consultants will continue to provide services to us. We have entered into a non-competition agreement with each of Mr. Pilevsky and Ms. Levine that prevents them from engaging in certain retail real estate activities.

         Mr. Louis Petra resigned as our President and as a Director in October 2001. Mr. Petra remains a consultant to us on a per diem basis. Sheila Levine, former Chief Operating Officer, Executive Vice President and Secretary, resigned such offices and terminated her at-will employment agreement with the Company effective November 12, 2002. Ms Levine remains a member of our Board of Directors. Mr. Carl Kraus resigned as our Chief Financial Officer effective March 31, 2002.. We no longer have the services of Mr. Kraus, and will only have the services of Mr. Petra, as consultant, and Ms. Levine, as a Board member, on a limited basis. This loss of personnel could adversely affect our business.

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

         A loss of real estate investment trust status would reduce our cash flow. Failure to qualify as a real estate investment trust also would eliminate any requirement that we make distributions to our shareholders.

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

         Recently, President Bush proposed legislation that would exempt from income taxation those dividends that shareholders receive that are out of earnings that have been subject to corporate-level taxation. Since the earnings of real estate investment trusts generally are not subject to corporate-level taxation (by reason of the dividends-paid deduction to which real estate investment trusts are entitled), the President's proposed dividend exemption would generally not apply to real estate investment trust dividends. Enactment of the President's proposed legislation may cause the Board of Directors to determine to revoke the election for us to qualify as a real estate investment trust.

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

         Shareholder rights plan. Our Board of Directors adopted a Shareholder Rights Plan effective as of March 31, 1999. The Rights Plan provides for a non-cash distribution of rights to purchase a fraction of a share of a new series of preferred stock, exercisable upon the occurrence of certain events. Generally, upon the earlier to occur of (i) ten calendar days following the date of public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of our outstanding common stock or (ii) ten calendar days following the commencement of, or public announcement of an intent to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of fifteen percent (15%) or more of our outstanding common stock, you, as a holder of a right, will have the right to receive, upon exercise, common stock having a market value equal to two times the cost of such shares. Once any person or group becomes an acquiring person, all rights that are or were beneficially owned by any such acquiring person will be null and void.

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

         Risks involved in acquisitions through partnerships or joint ventures. Although we presently intend to pursue our plan of liquidation, we may invest in properties through partnerships or joint ventures. Partnership or joint venture investments may involve risks not involved with direct acquisitions that include the following:

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

         Any annual distribution rate on the price paid for shares of our common stock (compared to rates on alternative investments) may influence the public market price of our common stock. An increase in general interest rate levels may lead purchasers of our common stock to demand a higher annual distribution rate. Such demands could adversely affect the market price of our common stock. Upon the shareholders' approval of the plan of liquidation in October 2000, we suspended the payment of regular quarterly dividends. Pursuant to the plan of liquidation, a total of $16.25 has been distributed to date.

Disclosure regarding forward-looking statements.

         The Company considers portions of this information to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Company has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Company's principal tenants compete; any failure of the general economy to recover from the current economic downturn; the extent of any tenant bankruptcies; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for shopping center properties; changes in interest rate levels; changes in operating costs; the Company's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Company and the statements contained herein, see the "Risk Factors" section. The Company assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

ITEM 2. PROPERTIES

General

         As of December 31, 2002, the Company held interests in three retail properties encompassing approximately 272,000 square feet of gross leaseable area ("GLA"). Information concerning these three properties,which were 84.2% leased to 28 tenants as of such date, is set forth in the following Property Summary Data chart.

Property Summary Data

The following table sets forth certain information relating to each of the Properties at December 31, 2002.


                                                                     Annualized Contractual Base Rent at 12/31/2002 (1)
                                                                     ---------------------------------------------------
                                       Year Built/    Total          %                        % of
Property and                      %    Renovated       GLA       Leased At       Base       Portfolio   Base Rent/
Location                       Owned  Yr. Acquired   (Sq.Ft.)     12/31/02    Rent ($000)   Base Rent   Sq.Ft (2)$   Key Tenant
--------                       -----  ------------   --------    ---------    ---------     ---------   ----------   ----------
Kmart Shopping Center
1105 Bellvue Road              100.0%    1987        109,698       100.0%        $  743        50.2%        $6.78    Kmart
Atwater, CA                              1998

Pennyrile Marketplace, S.C.    100.0%    1987         90,077        93.2%           451        30.5%        $5.37    Kmart
3010 Fort Campbell RD                    1998
Hopkinsville, KY

Reedley Shopping Center
Manning Avenue                 100.0%    1987         72,655        49.3%           286        19.3%        $7.97    Factory 2-U
Reedley, CA (3)                          1998
                                                     -------       -----         ------       -----         -----
Portfolio Total/Weighted                             272,430        84.2%        $1,480       100.0%        $6.45
Average                                              =======       =====         ======       =====         =====


---------------

(1) Total annualized contractual base rent for all leases in place at December 31, 2002. Amount excludes (i) future contractual rent escalations and cost of living increases; (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 2002.
(3) The Company completed the sale of its Reedley Shopping Center on February 28, 2003

Occupancy

         The portfolio occupancy and total annualized contractual base rent per square foot for the Company's three remaining shopping center properties were as follows:

                                                                Total
                                                              Annualized
                                                             Contractual
                                                              Base Rent
                                                                 Per
                                                               Leased
                                  Number of                    Square
Year Ended December  31,          Properties    % Leased     Foot ($)(1)
------------------------          ----------    --------     -----------
2002                                  3           84.2%        $6.45
2001                                  3           84.2%        $6.29
2000                                  3           97.8%        $6.15
1999                                  3           98.7%        $6.08
1998                                  3           99.8%        $6.00

------------
(1) Total annualized contractual base rent for all leases in place at December 31 for the respective years indicated, divided by total GLA leased at such dates. Amount excludes (i) future contractual rent escalations and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursements.

         At December 31, 2002, Kmart Corporation was the Company's largest tenant representing approximately 53% (66% as after the sale of Reedley, CA in February 2003) of the Company's annualized base rental revenues. On January 22, 2002, Kmart filed for protection under Chapter 11 of the Bankruptcy Code. In January 2002, the Court approved the cancellation of the Company's Kmart lease at the Reedley, CA property. Although neither of the Company's two remaining Kmart stores have yet been targeted for closure, there can be no assurance that Kmart will not seek to cancel additional leases while it is in bankruptcy. No other tenant accounted for more than of 7.5%(4.4% as after the sale of Reedley, CA in February, 2003) of annualized base rents at December 31, 2002.

Lease Expirations

         The following table sets forth all scheduled lease expirations for the Company's three remaining properties as of December 31, 2002, assuming that none of the tenants exercises renewal options or termination rights:


                                                                                   Anualized Contractual
                                                                                 Base Rent At 12/31/02 (1)

                                                  Total Gla
                                                    Under
                                     Number of     Expiring    % of Total                   % of      Base Rent/
                                      Leases        Leases      Expiring    Base Rent    Portfolio       Sq.
Lease Expiration Year                Expiring     (Sq. Ft.)       GLA          ($)       Base Rent    Ft.(2)($)
---------------------                --------     ---------    ----------   ---------    ---------    -----------
2003                                         7       11,910          5.2      148,128         10.0        12.44
2004                                         7       12,579          5.5      136,456          9.2        10.85
2005                                         7       14,099          6.1      149,920         10.1        10.63
2006                                         1        5,600          2.4       47,040          3.2         8.40
2007                                         3       22,514          9.8      161,370         10.9         7.17
2008                                         1        7,500          3.3       52,500          3.6         7.00
2009                                         -            -            -            -            -            -
2010                                         -            -            -            -            -            -
2011                                         -            -            -            -            -
2012                                         -            -            -            -            -            -
2013 and thereafter                          2      155,306         67.7      784,308         53.0         5.05
                                       ------------------------------------------------------------------------
Total/Weighted Average                      28      229,508        100.0    1,479,722        100.0         6.45
                                       =======    =========    =========    =========    =========    =========


--------------

(1) Total annualized contractual base rent for all leases in place at December 31, 2002. Amount excludes (i) future contractual rent escalation and cost of living increases, (ii) percentage rent and (iii) additional rent payable by tenants such as common area maintenance, real estate taxes and other expense reimbursement.
(2) Total annualized contractual base rent divided by total GLA leased at December 31, 2002.

Tax Basis And Real Estate Taxes

         The aggregate cost basis of depreciable real property for federal income tax purposes in the Company's three remaining properties as of December 31, 2002 was approximately $12 million. Depreciation and amortization are provided on the straight line and double declining balance methods over the estimated useful lives of the assets of 39 years. The aggregate real estate tax obligations on these properties during the fiscal year ended December 31, 2002 was approximately $145,000, or approximately $.53 per square foot of GLA. Virtually all of the Company's leases contain provisions requiring tenants to pay as additional rent a proportionate share of real estate tax increases, including real estate tax increases resulting from improvements.

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

         The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors and officer's insurance policy and included in Other assets in the accompanying Consolidated Balance Sheets. However, there can be no assurance that the carrier will not seek to disqualify certain of such costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was listed on the NYSE under the ticker symbol "PHR" and began trading May 8, 1998.

         On October 18, 2002, the NYSE delivered notice to the Company and issued a press release to advise that it had determined the common stock of the Company should be removed from the list of companies traded on the NYSE. This decision was reached in view of the fact that the Company had fallen below the NYSE's continued listing standards as its average global market capitalization over a consecutive thirty day period was less than $15,000,000. Furthermore, the NYSE noted that the Company has been operating pursuant to a plan of liquidation approved by its shareholders on October 10, 2000 and has made four liquidating distributions totaling $15.25 as of such date, with a fifth liquidating of $0.50 to be paid on October 22, 2002. The NYSE indicated it intended to (and did, in fact) suspend trading in the Company's common stock prior to the opening on October 23, 2002 in connection with this distribution. Action by the NYSE with the Securities and Exchange Commission delisting the Company followed the completion of applicable procedures. The Company did not request a review of this NYSE determination.

         The Company has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ. However the Company believes that alternative trading venues, such as the "Pink Sheets" and the "OTC Bulletin Board," will continue to be available to its shareholders. While the Company may seek sponsorship by market makers with such quotation services in the future, there can be no assurance that any such alternative markets will remain active.

         Market Information

         The following table sets forth the quarterly high, low and closing price per share of common stock reported on the NYSE for the year ended December 31, 2001 and for the period January 1, 2002 through October 22, 2002:

                                           High         Low         Close
                                           ----         ---         -----

2002:
First Quarter                             $2.50        $1.77        $2.45
Second Quarter                            $2.50        $2.00        $2.07
Third Quarter                             $2.15        $1.77        $1.88
Fourth Quarter (to October 22)            $2.00        $1.71        $1.95

2001:
First Quarter                             $4.60        $3.75        $4.10
Second Quarter                            $4.30        $4.05        $4.20
Third Quarter                             $4.40        $2.80        $2.90
Fourth Quarter                            $3.18        $2.35        $2.51

         The high and low bid prices for the Company's common stock, as quoted on the OTC Bulletin Board, for the period October 23, 2002 through December 31, 2002 were $1.65 and $1.25 respectively. These high and low bid quotations were furnished by a representative of the OTC Bulletin Board, represent prices between broker-dealers (without regard to retail mark-ups and mark-downs or any commissions to the broker-dealer), and may not reflect prices for the Company's common stock in actual transactions.

         On March 21, 2003, the average bid and asked prices of the Company's common stock as quoted on the OTC Bulletin Board was $1.48 per share.

         Holders

         On March 21, 2003, the Company had 1,146 common shareholders of record.

         Recent Sales of Unregistered Securities

         The Company did not issue any unregistered securities in the years ended December 31, 2002, 2001 or 2000.

         Dividends and Distributions

         The Company paid distributions on its common stock during calendar years 2002 and 2001 as follows:

                                        Record      Date of       Amount
Date of Declaration                      Date       Payment      Per Share
-------------------                      ----       -------      ---------

2002 Year
10/8/02...............................  10/15/02     10/22/02      $0.50*

2001 Year
6/21/01...............................   7/2/01       7/9/01       $1.00*
9/5/01................................. 9/17/01      9/24/01       $0.75*
11/2/01...............................  11/12/01     11/19/01      $0.50*
--------------

* Constituted liquidating distributions under the Company's plan of liquidation.

         For income tax purposes, 100% of the dividends paid during 2002, totaling $0.50 per share, and 100% of the dividends paid during 2001, totaling $2.25 per share, were a return of capital to shareholders.

         Future distributions by the Company will be determined by the Board of Directors and will be dependent upon a number of factors. In addition, in order to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is, in general, required to distribute currently 90% of its taxable income. Upon the stockholders' approval of the plan of liquidation in October 2000, the Company suspended the payment of regular quarterly dividends. Pursuant to the plan of liquidation, a total of $16.25 has been distributed to date.

         Common Stock Buy-Back Program

         In March 1999, the Board of Directors authorized a discretionary common stock buy-back program pursuant to which the Company may repurchase up to $5 million in value of its outstanding shares of common stock. Purchases may be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions and are subject to compliance with applicable securities and tax regulations. No shares have been repurchased to date under this program; however, the Board may elect in its discretion to repurchase shares in the future.

         Securities Authorized for Issuance Under Equity Compensation Plans

         The Company had maintained a stock option plan pursuant to which a maximum 852,550 shares of the Company's common stock could be issued for qualified and non-qualified options. Options granted under the plan generally vested ratably over a three-year term, expired ten years from the date of grant and were exercisable at the market price on the date of grant, unless otherwise determined by the Company's Board of Directors in its sole discretion.

         In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options outstanding at December 31, 2000 (approximately 705,000 shares at a weighted average exercise price of $17.43) became fully vested and were replaced one-for-one by a contractual right (a "Contract Right") to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment. No additional stock options or Contract Rights have been issued since December 2000.

         The Company made stock acquisition loans available to certain executive officers upon their commencement of employment with the Company during years 1998 and 1999. The scheduled forgiveness of such stock acquisition loans totaling $1,250,000, together with accrued interest thereon, was accelerated upon the termination of each officer's employment agreement as a result of the change in control arising out of the sale of substantially all of the assets of the Company. No stock acquisition loans have been made by the Company since 1999.

         See "Item 11 - Executive Compensation" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating information for the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. This information should be read in conjunction with all of the financial statements and the notes thereto appearing elsewhere in this Form 10-K.


                                                        2002         2001         2000         1999         1998
                                                        ----         ----         ----         ----         ----
                                                        (In thousands, except per share and property data)
Operating Data:
Revenues from rental property                          $2,791       $5,023      $43,134      $42,457      $22,625
Income from discontinued operations before                113        2,743       49,997        8,336        4,521
extraordinary items
Income from discontinued operations before
extraordinary items, per common share:
 Basic                                                    .02          .37         6.81         1.14          .94
 Diluted                                                  .02          .37         6.81         1.14          .94
Balance Sheet Data:
Rental properties, net, at cost                        10,103       18,974       33,579      261,631      208,914
Investments in real estate joint ventures                  --           --           --       25,134       34,664
Total assets                                           18,679       22,385       37,572      306,550      264,347
Mortgages and notes payable                                --           --           --      181,955      137,487
Shareholders' equity                                   17,613       21,170       34,944       86,854       89,398
Other Data:
Net cash provided by (used in) operating                  427        (298)       10,038       15,784        6,494
activities
Net cash provided by (used in) investing                8,334       16,029      120,268     (51,760)     (47,300)
activities
Net cash provided by (used in) financing              (3,683)     (16,573)    (131,785)       30,044       49,922
activities
Cash dividends declared per share                         .50         2.25        13.76         1.51          .86
GLA (sq.ft.) (at end of period)                       272,430      477,901      890,663    3,889,514    3,814,889
Occupancy of Properties owned (%) (at end of             84.2         90.7         83.1         90.5         94.4
Period)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying Philips International Realty Corp. Consolidated Financial Statements and Notes thereto.

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

Results from Operations

         During each of the three years in the period ended December 31, 2002, the Company divested portions of its shopping center portfolio pursuant to a plan of liquidation approved by shareholders on October 10, 2000. See Notes 2 and 13 of the accompanying notes to Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three years ended December 31, 2002, 2001 and 2000.

Comparison of Year Ended December 31, 2002 to December 31, 2001

            Revenues from rental property was $2,791,000 for the year ended December 31, 2002 compared to $5,023,000 for the year ended December 31, 2001. Expenses were $1,729,000 during 2002 as compared to $2,675,000 in 2001. These changes resulted primarily from the above-mentioned disposition of portions of the Company's shopping center portfolio pursuant to the plan of liquidation during these respective periods. See Notes 2 and 13 of the accompanying Notes to Consolidated Financial Statements.

            Other income (expense), net for year ended December 31, 2002, includes $253,943 in interest charges relating to the settlement of real property transfer tax obligations. See Note 13 of the accompanying Notes to Consolidated Financial Statements.

            Reference should be made to Note 13 of the accompanying Notes to Consolidated Financial Statements for information relating to the gains (losses) on sales of shopping center properties during these respective periods.

Comparison of Year Ended December 31, 2001 to December 31, 2000

         Revenues from rental property was $5,023,000 for the year ended December 31, 2001 compared to $43,134,000 for the year 2000. Expenses were $2,675,000 in 2001and $35,610,000 in 2000. These changes resulted primarily from the above-mentioned disposition of a substantial portion of the Company's shopping center portfolio pursuant to the plan of liquidation. Interest expense was eliminated in 2001 since the proceeds of property dispositions during 2000 were utilized, in part, to repay all outstanding mortgage indebtedness, while depreciation and amortization charges were suspended on the Company's remaining properties held for sale. Minority interests in the Operating Partnership were substantially eliminated in conjunction with property dispositions as discussed in Notes 2 and 13 to the accompanying Notes to Consolidated Financial Statements.

         Reference should be made to Note 13 of the accompanying Notes to Consolidated Financial Statements for information relating to the gains (losses) on sales of shopping center properties during these respective periods.

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

         The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from its two remaining properties is anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of all such properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that (i) the net cash provided by the operations of the Company's properties will be sufficient to fund all such cash requirements, or (ii) the Company will be able to dispose of its properties in the near future or at prices sufficient to aggregate the estimated $18.25 total per share liquidating distributions to the shareholders of the Company, given the uncertainties relating to the status of the Company's leases with Kmart.

         Pending the sale of its remaining shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its knowledge of the shopping center industry.

Cash Flows

Comparison of the Year Ended December 31, 2002 to December 31, 2001

         Net cash provided by (used in) operating activities was $427,000 for the year ended December 31, 2002, as compared to $(298,000) for the year ended December 31, 2001. This change reflects the combined effects of (i)a reduction in liquidation and litigation related costs incurred during 2002 as compared to 2001, (ii)the settlement of real property transfer tax obligations relating to the Company's 1997 Formation Transactions and 1998 initial public stock offering during 2002, and (iii)the above-mentioned disposition of shopping center properties pursuant to the plan of liquidation during the respective periods.

         Net cash provided by investing activities was $8,334,000 during 2002, as compared to $16,029,000 during 2001. See Note 13 of the accompanying Notes to Consolidated Financial Statements for information pertaining to the sales of shopping center properties paid during these respective periods.

         Net cash used in financing activities was $3,683,000 during 2002 as compared to $16,573,000 during 2001. See Note 12 of the accompanying Notes to Consolidated Financial Statements for information relating to dividends paid during these respective periods.

Comparison of Year Ended December 31, 2001 to December 31, 2000

         Net cash provided by (used in) operating activities was ($298,000) for the year ended December 31, 2001 compared to $10,038,000 for the year 2000. Net cash provided by investing activities was $16,029,000 in 2001 compared to $120,268,000 in 2000. Net cash used in financing activities was $16,573,000 in 2001 compared to $131,785,000 in 2000. These changes resulted primarily from the above-mentioned disposition of substantial portions of the Company's shopping center portfolio and the adoption of the plan of liquidation.

Recently Issued Accounting Pronouncements

         In October 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This standard clarifies the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard became effective for the Company on January 1, 2002. This pronouncement did not have a material impact on the Company's results of operations or financial position.

Critical Accounting Policies

         The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of consolidated financial statements.

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties is impaired at December 31, 2002.

         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inflation

         Substantially all of the Company's leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses may be related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than 10 years, which permits the Company to seek to increase rents upon re-rental at market rates. Most of the Company's leases require the tenant to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increase in costs and operating expenses resulting from inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

         Set forth below is certain information as of March 21, 2003 for (i) the members of the Board of Directors of the Company, (ii) the executive officer of the Company and (iii) the directors and executive officer of the Company as a group:


                                                                                                                     Percentage
                                                                                                                     of  Shares
                                                                                                       Percentage    Outstanding
                                                                                                       Of Shares     (on a fully-
                                                                 First     Term          Number of     Outstanding   diluted
Name and Position                                     Age       Elected  Expires (1)   Shares (2)(3)   (%)           basis) %
-----------------                                     ---       -------- -----------   -------------   -----------   -------------
Philip Pilevsky, Chairman of the Board of
Directors and Chief Executive Officer,
President and Secretary of the
Company .......................................        56          1997      2001       344,695(6)         4.7         4.7
Sheila Levine, Director(4) ....................        45          1997      2000         2,800(7)         *           *
Elise Jaffe, Director(5) ......................        47          1999      2002         1,000(8)         *           *
Robert S. Grimes, Director(4) .................        58          1997      2001        12,800(9)         *           *
Arnold S. Penner, Director(4)(5) ..............        66          1997      2001             0(10)        *           *
A.F. Petrocelli, Director(5) ..................        59          1997      2000        57,100(11)        *           *
                                                                                        -------            ---         ---
All directors and executive officer as a
group (6 persons) .............................                                         418,395(12)        5.7         5.7
                                                                                        =======            ---         ---


*Beneficial ownership of less than 1 percent is omitted.

(1) The Company's charter divides the Company's Board of Directors into three classes, with the members of each such class serving staggered three-year terms until their successors are duly elected and qualified. The Board of Directors presently consists of six members as follows:
         Class I director, Elise Jaffe, whose term expired in 2002; Class II directors, Sheila Levine and A.F.Petrocelli, whose terms expired in 2000; and Class III directors, Philip Pilevsky, Robert Grimes and Arnold S. Penner, whose terms expired in 2001. In light of the adoption of the Company's plan of liquidation on October 10, 2000, the present directors are expected to remain in office until the liquidation is completed.

(2) Except as otherwise noted below, all shares of common stock are owned beneficially by the individual listed with sole voting and/or investment power.

(3) In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options then outstanding to acquire shares of the Company's common stock became fully vested and replaced one-for-one by a contractual right (a "Contract Right") to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment.

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

     (10)  Does not include 10,000 Contract Rights.

     (11) Represents 57,100 shares of common stock. Does not include 10,000 Contract Rights.

     (12) Represents 418,395 shares of common stock. Does not include 380,000 Contract Rights.

         Biographical information concerning the directors and executive officer is set forth below.

         Philip Pilevsky is Chairman of the Board of Directors and Chief Executive Officer, President, principal financial officer and Secretary of the Company, and has served as Chief Executive Officer and President of Philips International Holding Corp. since its formation in 1982. Mr. Pilevsky has been involved in the real estate business for nearly 30 years, including the development, leasing, management, operation, acquisition and disposition of commercial properties. Together with Ms. Levine, he founded the entities that now comprise Philips International Holding Corp. and its affiliates. Mr. Pilevsky is a nationally recognized member of the real estate community, providing the Company with strategic leadership and a broadly based network of relationships. Outside the real estate industry he is renowned as an educator, author in the field of international relations and frequent commentator for Fox 5 and CNBC. Mr. Pilevsky received a Bachelor of Arts degree from C.W. Post College and a Masters Degree of Arts and a Masters Degree of Education from Columbia University. Mr. Pilevsky is the brother of Sheila Levine.

         Sheila Levine is a Director of the Company. Ms. Levine resigned as Chief Operating Officer, Executive Vice President and Secretary of the Company effective November 12, 2002. She has served as Chief Operating Officer and Executive Vice President of Philips International Holding Corp. and, together with Mr.Pilevsky, founded the entities that now comprise Philips International Holding Corp. and its affiliates. Ms. Levine, active in the real estate business for more than 20 years, received a Bachelor of Science in Business Administration from the Hofstra University School of Business. Ms. Levine is the sister of Mr. Pilevsky.

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

         Arnold S. Penner is a Director of the Company. For over 30 years Mr. Penner has been active in the real estate business as a real estate broker and investor in a diverse portfolio of properties, including office buildings, retail properties and parking facilities. Mr. Penner is a Director of United Capital Corp. ("United Capital"), an American Stock Exchange-listed company specializing in the investment and management of real estate assets and the manufacturing and sale of antenna and transformer products to a global customer base. Mr. Penner also is involved with several philanthropic organizations devoted to children's education.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

            Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes of ownership (Forms 3, 4 and

5) of the common stock with the SEC. Officers, directors and greater than 10% holders are required by SEC regulations to furnish the Company with copies of such forms that they file.

            To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company, the Company believes that during fiscal year 2002, its officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION

            The following table sets forth certain information concerning the compensation of the Chief Executive Officer and the four other executive officers of the Company (collectively, the "Named Executive Officers") for each of the Company's last three fiscal years:

                           SUMMARY COMPENSATION TABLE


                                                                                                Long-Term Compensation
                                                                                --------------------------------------------------
                                                                                        Awards                     Payouts
                                                                                -----------------------     ----------------------
                                             Annual Compensation (1)                          Securities
                                        --------------------------------------  Restricted    Underlying     LTIP
Name and                                                        Other Annual       Stock     Options/SARs   Payouts    All Other
Principal Position              Year    Salary($)  Bonus($)    Compensation($)  Award(s)($)      (#)         ($)      Compensation
------------------              ----    ---------  --------    ---------------  -----------  ------------   -------   ------------
Philip Pilevsky ............   2002        0(2)           0           0           0              0              0              0
Chief Executive Officer        2001        0(2)           0           0           0              0              0              0
President, principal           2000        0(2)           0           0           0              0              0              0
financial officer
And Secretary

Louis J. Petra.(3) .........   2002           0           0           0           0              0              0              0
                               2001      51,000           0           0           0              0              0              0
                               2000     165,625     250,000           0           0              0              0      1,057,933(7)

Sheila Levine(4) ...........   2002        0(4)           0           0           0              0              0              0
                               2001        0(4)           0           0           0              0              0              0
                               2000     150,369           0           0           0              0              0              0


Brian J. Gallagher(5) ......   2002           0           0           0           0              0              0              0
                               2001           0           0           0           0              0              0              0
                               2000     150,349           0           0           0              0              0        464,538(7)
                                                                                                                               0
Carl E. Kraus(6) ...........   2002      74,400           0           0           0              0              0              0
                               2001     126,000           0           0           0              0              0              0
                               2000     143,238           0           0           0         50,000(7)           0        396,200(7)


(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus and any other annual compensation earned by each named executive officer during the year indicated.

(2) Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, President and Secretary of the Company, did not receive compensation from the Company in consideration for services rendered in such capacities, as applicable, during calendar years 2002, 2001, and 2000.

(3) Louis J. Petra terminated the Petra At-Will Arrangement (as defined under "-- Employment Contracts; Termination of Employment" below) and resigned from his positions as President and Director of the Company effective October 5, 2001. See Employment Contracts; Louis J. Petra Termination of Employment Agreement. Mr. Petra currently provides consulting services to the Company on a per diem basis.

(4) Sheila Levine terminated the Levine-At-Will Arrangement (as defined under "-- Employment Contracts; Termination of Employment" below) and resigned from her positions as Chief Operating Officer, Executive Vice President and Secretary of the Company effective November 12, 2002. Ms. Levine did not receive compensation for services rendered in such capacities during 2002 and 2001 pursuant to the Levine-At-Will Arrangement. See Employment Contracts; Sheila Levine Termination of Employment Agreement. Ms. Levine remains a member of the Board of Directors of the Company

(5) Brian J. Gallagher resigned from his position as Acquisitions Director of the Company effective December 4, 2000. See Employment Contracts; Brian J. Gallagher Termination of Employment Agreement.

(6) Carl E. Kraus terminated the Kraus At-Will Arrangement (as defined under "-- Employment Contracts; Termination of Employment" below) and resigned from his position as Chief Financial Officer of the Company effective March 31, 2002. See Employment Contracts; Carl E. Kraus Termination of Employment Agreement.

(7) Includes payments made in connection with the termination of the executive officer's employment agreement with the Company upon the sale of substantially all of the assets of the Company on December 4, 2000. See "Employment Contracts; Termination of Employment" below.

                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                  Number of Securities
                                                                 Underlying Unexercised           Value of Unexercised In-
                              Shares                             Options/SARs at Fiscal          The-Money Options/SARs at
                              Acquired        Value                   Year-End (#)                    Fiscal Year-End ($)
                              on Exercise    Realized      ---------------------------------     -------------------------------
Name                             (#)           ($)         Exercisable(1)      Unexercisable      Exercisable      Unexercisable
----                          -----------    --------      --------------      -------------      -----------      -------------
Philip Pilevsky...........     0              0                 (1)                  0                 0                 0
Louis J. Petra............     0              0                 (1)                  0                 0                 0
Sheila Levine.............     0              0                 (1)                  0                 0                 0
Brian J. Gallagher........     0              0                 (1)                  0                 0                 0
Carl E. Kraus.............     0              0                 (1)                  0                 0                 0

(1) In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of the Company's shopping center properties, Philip Pilevsky received 240,000 Contract Rights, Louis J. Petra received 100,000 Contract Rights, Sheila Levine received 100,000 Contract Rights, Brian J. Gallagher received 25,000 Contract Rights and Carl E. Kraus received 50,000 Contract Rights, in replacement of previously vested stock options granted in years prior to 2000. Such Contract Rights represent the right to receive the excess of the total per share liquidating distributions to stockholders over the original stock option exercise price ($17.50 per share as to Messrs. Pilevsky, Petra, Gallagher and Ms. Levine; $16.75 per share as to Mr. Kraus). The value of such Contract Rights is at present not calculable. Contract Rights are retained after termination of employment.

Compensation of Directors

            Directors' Fees. In 2002, each non-employee director of the Company was paid an annual fee of $10,000, plus (a) $750 for attendance in person at each meeting of the full Board of Directors, (b) $500 for attendance in person at each meeting of a committee thereof, if such meeting is held on a day other than the day of a full Board meeting, and (c) $250 for each telephonic meeting participation. The Company does not pay director fees to Sheila Levine, or to employee directors, who in fiscal 2002 consisted of Philip Pilevsky. Each director also was reimbursed for expenses relating to attendance at meetings of the Board of Directors or any committee thereof. During 2002, Elise Jaffe, Robert S. Grimes, Arnold S. Penner, and A.F. Petrocelli each received directors' fees in the amount of $10,250.

            Stock Option Plan. Pursuant to the Company's 1997 Stock Option and Long-Term Incentive Plan (the "Stock Option Plan"), in 1998 each non-employee director was granted a non-qualified option to purchase 10,000 shares of common stock in connection with the director's initial appointment to the Board of Directors, which have now been converted into Contract Rights. These grants under the Stock Option Plan were made at an exercise price equal to the "fair market value" (as defined under the Stock Option Plan) at the time of the grant of the shares of common stock subject to such option. No options or additional Contract Rights were granted to directors or executive officers in 2002.

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

            Sheila Levine Termination of Employment Agreement. In connection with the Company's plan of liquidation, on December 4, 2000, Ms. Levine's employment agreement with the Company (the "Levine Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. All unvested options granted to Ms. Levine immediately vested (they would have vested on January 1, 2001). The Company subsequently entered into an at-will employment arrangement with Ms. Levine (the "Levine At-Will Arrangement"), whereby Ms. Levine served as Chief Operating Officer, Executive Vice President and Secretary of the Company and received no salary, but did receive reimbursement for reasonable business expenses. The Levine At-Will Arrangement was terminable by the Company or Ms.Levine at any time and for any or no reason. Ms. Levine terminated the Levine At-Will Arrangement effective November 12, 2002. Ms.

Levine did not receive any severance payments in connection with the termination of the Levine At-Will Arrangement, and non-competition provisions continue to apply. Ms. Levine remains a member of the Board of Directors of the Company.

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

            Carl E. Kraus Termination of Employment Agreement. In connection with the Company's plan of liquidation, on December 4, 2000, Mr. Kraus' employment agreement with the Company (the "Kraus Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. In connection with such termination, pursuant to the terms of the Kraus Employment Agreement, Mr. Kraus received the remainder of his salary through December 31, 2001 and forgiveness of the $200,000 non-recourse stock acquisition loan (plus interest) made by the Company to Mr. Kraus (the "Kraus Loan"). In addition, all unvested options granted to Mr. Kraus immediately vested. The Company subsequently entered into an at-will employment arrangement with Mr. Kraus (the "Kraus At-Will Arrangement"), whereby Mr. Kraus served as Chief Financial Officer of the Company and received a salary of $1,200 for each day worked, customary employee benefits and reimbursement for reasonable business expenses. The Kraus At-Will Arrangement was terminable by the Company or Mr. Kraus at any time and for any or no reason. Mr. Kraus terminated the Kraus At-Will Arrangement effective March 31, 2002. Mr. Kraus did not receive any severance payments in connection with the termination of the Kraus At-Will Arrangement, and no non-competition provisions apply.

Compensation Committee Interlocks and Insider Participation

            Sheila Levine, a member of the Compensation Committee of the Board of Directors during 2002, also served as the Chief Operating Officer, Executive Vice President and Secretary of the Company through November 12, 2002. Ms. Levine is also a party to certain related transactions with the Company. See "Certain Relationships and Related Transactions". The other two members of the Compensation Committee of the Board of Directors (comprising a majority thereof) are Robert S. Grimes and Arnold S. Penner. Messrs Grimes and Penner are independent outside directors of the Company who are neither employed by, nor have any other affiliation with, the Company.

Board Compensation Committee Report on Executive Compensation

            The Company is operating under a plan of liquidation. Philip Pilevsky, the sole executive officer of the Company, serves as Chief Executive Officer, President, principal financial officer and Secretary, and does not receive compensation for services rendered in such capacities or as Chairman of the Board of Directors of the Company.

            Base Salaries. Carl E. Kraus, former Chief Financial Officer of the Company, received base compensation during 2002 in accordance with his at-will employment arrangement. Such compensation level was set to provide remuneration for the services performed and was considered reasonable in light of the circumstances.

            Stock Option Plan. Awards granted under the Stock Option Plan were historically based on a number of factors, including (i) the executive officer's or key employee's position in the Company, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already held an equity stake in the Company, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group, and (v) individual contribution to the success of the Company's financial performance. However, the Stock Option Plan did not provide any formulated method for weighing these factors, and a decision to grant an award was based primarily upon the Compensation Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. No options or additional Contract Rights were granted in 2002. See "Item 12 - Market for Registrant's Common Stock and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans" for a more detailed description of such Contract Rights.

            401(k) Savings Plan. The Company has maintained a 401(k) Savings and Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliates. The 401(k) Plan permits eligible employees of the Company (and any designated affiliate) to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately fully vested and non-forfeitable upon contribution to the 401(k) Plan. The Company did not make matching contributions or discretionary profit sharing contributions to the 401(k) Plan during 2002 and does not currently intend to do so in the future. The 401(k) Plan is designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by the Company to the 401(k) Plan, and income earned thereon, will not be taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

            Chief Executive Officer Compensation. Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, President, principal financial officer and Secretary of the Company, does not currently receive any remuneration for services performed in such capacities. Mr. Pilevsky is, however, a shareholder of the Company and receives liquidating distributions in respect of this equity interest as may be declared from time to time by the Board generally with regard to all shares of Common Stock then outstanding.

                             COMPENSATION COMMITTEE
                             OF THE BOARD OF DIRECTORS

                             SHEILA LEVINE
                             ARNOLD S. PENNER
                             ROBERT S. GRIMES

Performance Graph

            Stockholders of the Company approved the adoption of a plan of liquidation on October 10, 2000. Pursuant to such plan, the Company has proceeded to divest substantially all of its real estate assets and concurrently authorize liquidating distributions to its stockholders. Such liquidating distributions, totaling $16.25 in cash per share to date, have been paid as follows:

                      December 2000                   $13.00
                      June 2001                         1.00
                      September 2001                     .75
                      November 2001                      .50
                      October 2002                       .50
                      March 2003                         .50
                                                      ------

                                                      $16.25
                                                      ======

            The market price of the Company's shares of common stock in trading on the New York Stock Exchange through October 22, 2002 (the date of trading suspension) has fluctuated in correlation with payment of these liquidating distributions, as well as with investors' perception as to the potential for future distributions. Therefore, the Company does not believe presentation of a performance graph comparing total stockholder returns to any broad market or REIT industry index would be meaningful. See Item 5 - Market For Registrant's Common Stock and Related Stockholder Matters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth information as of March 21, 2003 with respect to each person who is known by the Company, in reliance on Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"), to own beneficially more than 5% of the Company's outstanding shares of common stock. Except as otherwise noted below, all shares of common stock are owned beneficially by the individual listed with sole voting and/or investment power.


                                                                            Amount and       Percentage of
                                                                              Nature             Shares
Name of                                                                   Of Beneficial       Outstanding
Beneficial Owner                                                            Ownership           (%) (1)
----------------                                                          --------------     --------------
Double Play Partners Limited Partnership (2).......................           919,100            12.52%
Deutsche Bank AG (3)...............................................           799,850            10.90%
Hot Creek Investors, L.P. (4)......................................           687,800             9.40%
Kensington Investment Group, Inc. (5)..............................           508,300             6.92%
Cohen & Steers Capital Management, Inc. (6)........................           481,000             6.55%
Option Opportunities Co. (7).......................................           434,300             5.92%
AEW Capital Management, L.P. (8)...................................           430,650             5.87%

----------------

(1) The total number of shares outstanding used in calculating this percentage does not include shares which had been reserved for issuance upon the exercise of stock options granted, or reserved for possible grant, to certain employees and directors of the Company because all shares which had been reserved for issuance upon the exercise of stock options, have been converted into Contract Rights. Such Contract Rights carry no voting or dispositive rights. This information is as of March 21, 2003.

(2) Address: 1391 Main Street, Springfield, MA 01103. Share information furnished in reliance on the Schedule 13 G/A dated February 14, 2003 of Double Play Partners Limited Partnership ("Double Play") filed with the SEC, which represents holdings as of December 31, 2002. This number represents shares for which Double Play has sole dispositive and voting power.

(3) Address: Taunusanlage 12, D-60325, Frankfurt am Main, Federal Republic of Germany. Share information is furnished in reliance on the Schedule 13G dated February 10, 2003 of Deutsche Bank AG ("Deutsche") filed with the SEC, which represents holdings as of December 31, 2002. This number represents shares for which Deutsche has sole voting and shared dispositive power by virtue of its position as the parent of RREEF America, L.L.C. This number reflects the securities beneficially owned by the Private Clients and Asset Management business group of Deutsche and its subsidiaries and affiliates ("DBAG"), but does not reflect securities, if any, beneficially owned by any other business group of DBAG.

(4) Address: Post Office Box 3178, Gardnerville, Nevada 89410. Share information furnished in reliance on the Schedule 13G dated March 7, 2003 of Hot Creek Investors, L.P. filed with SEC, which represents holdings as of March 6, 2003. This number represents shares for which Hot Creek Investors, L.P. has shared voting and dispositive power with Hot Creek Capital , L.L.C. and David M. W. Harvey.

(5) Address: 4 Orinda Way, Suite 220D, Orinda, CA 94563. Share information is furnished in reliance on the Schedule 13G dated January 31, 2003 of Kensington Investment Group, Inc. filed with the SEC, which represents holdings as of December 31, 2002. This number represents shares for which Kensington has sole dispositive and voting power.

(6) Address: 757 Third Avenue, New York, NY 10017. Cohen & Steers Capital Management, Inc. ("Cohen & Steers") takes the position that such shares are held for investment advisory clients and that Cohen & Steers disclaims beneficial ownership of these shares. Share information is furnished in reliance on the Schedule 13G dated February 13, 2001 of Cohen & Steers filed with the SEC, which represents holdings as of December 31, 2000. This number includes 406,500 shares for which Cohen & Steers has sole voting power and 481,000 shares for which they have sole dispositive power.

(7) Address: 225 W. Washington St., 3rd Floor, Chicago, IL 60606. Share information is furnished in reliance on the Schedule 13G dated February 23, 2001 of Option Opportunities Co. filed with the SEC, which represents holdings as of January 31, 2001. This number represents shares for which Option Opportunities Co. has sole voting and dispositive power.

(8) Address: World Trade Center East, Two Seaport Lane, Boston, MA 02110-2021. Share information is furnished in reliance on the Schedule 13G dated November 13, 2000 of AEW Capital Management, L.P. filed with the SEC. This number represents shares for which AEW Capital Management, L.P. has sole voting and dispositive power.

Equity Compensation Plan Information

            The following table summarizes information, as of December 31, 2002, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.


                                                                                                         Number of Securities
                                                                                                      Remaining Available for
                                       Number of Securities to be                                     Future Issuance Under Equity
                                        Issued Upon Exercise of        Weighted-Average Exercise          Compensation Plans
                                     Outstanding Options, Warrants   Price of Outstanding Options,   (excluding securities reflected
 Plan Category                                  and Rights                 Warrants and Rights                 in column (a))
                                     -----------------------------   -----------------------------   -------------------------------
                                                  (a)                              (b)                              (c)
Equity Compensation Plans
Approved by Stockholders........              705,000(1)                        $17.43(1)                              N/A(1)
Equity Compensation Plans
Not Approved by
Stockholders....................                     N/A                             N/A                               N/A
                                                     ---                             ---                               ---

Total                                         705,000                                N/A                               N/A
                                              =======                                ===                               ===

-----------

(1) The Company had maintained a stock option plan pursuant to which a maximum 852,550 shares of the Company's common stock could be issued for qualified and non-qualified options. Options granted under the plan generally vested ratably over a three-year term, expired ten years from the date of grant and were exercisable at the market price on the date of grant, unless otherwise determined by the Company's Board of Directors in its sole discretion.

     In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options outstanding at December 31, 2000 (approximately 705,000 shares at a weighted average exercise price of $17.43) became fully vested and were replaced one-for-one by a Contract Right to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and executive officers of the Company (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of common stock had direct or indirect interests in certain transactions of the Company during 2002 as follows:

o Management Agreement. Pursuant to a Management Agreement, under the direction of the executive officer of the Company, Philips International Holding Corp. ("PIHC"), an entity affiliated with Mr. Philip Pilevsky, the Company's Chief Executive Officer, President and Secretary, provides property management and leasing services for the Company's retail properties including, among other things, (i) operating, leasing and maintaining the properties; (ii) the collection of rents; and (iii) overseeing the construction of improvements and additions to the properties. PIHC receives a management fee from the Company equal to 3% of gross rental collections received from the properties, leasing commissions (not to exceed local current market rates) and a construction supervisory fee (up to 10% of the cost of a project) with regard to tenant improvements and construction matters relating to the properties. In addition, PIHC is reimbursed for out-of-pocket expenses.

         The Management Agreement expires on December 31, 2003, subject to automatic one-year renewals. The Management Agreement may be terminated by the Company, at any time, (i) in whole or in part, upon thirty days' written notice, in the event that the Company elects to perform one or more of such management functions on an 'in-house' basis (with a commensurate reduction in fees), and (ii) in whole, immediately, upon the occurrence of certain other events, including upon the gross negligence or willful misconduct of PIHC, or if all or substantially all of the properties are sold. The Company has continued the Management Agreement, notwithstanding substantially all of its properties have been sold, in order to have the benefit of the PIHC organization managing its remaining properties.

         PIHC is owned and controlled by Mr. Pilevsky and Ms. Levine. The Company has granted options under the Stock Option Plan to certain senior employees of PIHC who are actively involved in the management of the properties. Such options have been converted into Contract Rights. Fees paid by the Company to PIHC pursuant to the Management Agreement totaled approximately $225,000 during 2002.

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


o Redemption Transaction. On June 14, 2001, in conjunction with its plan of liquidation, the Company completed the sale of a redevelopment site (Palm Springs Plaza in Lake Worth, Florida) to certain limited partners in the Operating Partnership, including Mr. Pilevsky and Ms. Levine, for approximately $7.6 million in cash. The purchase price paid by these limited partners under the Palm Springs Plaza agreement will be adjusted, if necessary, so that the value per Unit received by them ($18.25 per Unit) pursuant to the redemption transactions which occurred in 2000 (i.e., the November 2000 distribution of the Company's four shopping center properties located in Hialeah, FL, and the December 2000 sale of the Company's redevelopment property located on Third Avenue in New York, NY) and the total per share value received by our stockholders in the liquidation, will be the same.

o Other Matters. Jeffrey Levine, the husband of Ms. Levine, is a partner at the accounting firm of Margolin Winer & Evens, LLP (formerly Chassin Levine Rosen & Company, LLP), which firm has provided tax, accounting and consulting services to the Company. During the year ended December 31, 2002, the Company paid an aggregate of approximately $108,000 in fees to Margolin Winer & Evens, LLP.

         Elise Jaffe, a Director of the Company, is also the Senior Executive Vice President of Real Estate for Dress Barn, Inc., a tenant at certain of the Company's shopping center properties. During the year ended December 31, 2002, Dress Barn, Inc. paid an aggregate of approximately $41,000 in rent under leases for certain of the properties.

ITEM 14. CONTROLS AND PROCEDURES

            (a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer/principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission.

            (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out the evaluation set forth above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT AUDITORS


                                                                                                                        Page(s) in
                                                                                                                         Form 10-K
                                                                                                                        ----------
PHILIPS INTERNATIONAL REALTY CORP.
Report of Independent Auditors                                                                                               30
Consolidated Balance Sheets as of December  31, 2002 and 2001                                                                31
Consolidated Statements of Income for the Years Ended December  31, 2002, 2001 and 2000                                      32
Consolidated Statements of Shareholders' Equity for the Years Ended December  31, 2002, 2001 and 2000                        33
Consolidated Statements of Cash Flows for the Years Ended December  31, 2002, 2001 and 2000                                  34
Notes to Consolidated Financial Statements                                                                                   35

(a) 2. Financial Statement Schedules

Schedule III-Real Estate and Accumulated Depreciation as of December  31, 2002                                               43

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

99.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, to be codified at 18 U.S.C. ss.1350.

--------------
* filed herewith

(b) Reports On Form 8-K

         The Company filed the following Current Reports on Form 8-K in the fourth quarter of 2002:

         On October 10, 2002, the Company filed with the SEC a Current Report on Form 8-K dated October 3, 2002, reporting under Item 2 that the Company had completed the sale of its Kmart Shopping Center in Sacramento, California. In addition, on November 26, 2002, the Company filed with the SEC a Form 8-KA dated October 3, 2002 amending its Current Report on Form 8-K dated October 3, 2002 to provide certain pro forma financial information.

         On October 28, 2002, the Company filed with the SEC a Current Report on Form 8-K dated October 18, 2002, reporting under Item 5 that the NYSE had delivered notice to the Company and issued a press release to advise that it had determined the common stock of the Company should be removed from trading on the NYSE.

         On November 14, 2002, the Company filed with the SEC a Current Report on Form 8-K dated November 14, 2002, furnishing under Items 7 and 9 the transmittal letter and certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that accompanies the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Philips International Realty Corp.

We have audited the accompanying consolidated balance sheets of Philips International Realty Corp. as of December 31, 2002, and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index as Item 15(a). These financial statements and schedule are the responsibility of the management of Philips International Realty Corp. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Philips International Realty Corp. at December 31, 2002, and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             ERNST & YOUNG LLP

New York, New York

March  11, 2003

                       PHILIPS INTERNATIONAL REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December  31,
                                                                                           ----------------------------
                                                                                               2002            2001
                                                                                           ------------    ------------
DISCONTINUED OPERATIONS
                                        ASSETS
Rental properties - held for sale - at cost
 Land and improvements                                                                     $  2,086,356    $  3,917,356
 Buildings and improvements                                                                   8,344,196      15,672,196
                                                                                           ------------    ------------

                                                                                             10,430,552      19,589,552
 Less: Accumulated depreciation                                                                 327,892         615,892
                                                                                           ------------    ------------

  Rental properties, net                                                                     10,102,660      18,973,660
Cash and cash equivalents                                                                     5,941,024         863,005
Accounts receivable, net of allowance of $140,000 in 2002 and $224,000 in 2001                  107,484         303,543
Deferred charges and prepaid expenses                                                           320,827          86,269
Other assets                                                                                  2,206,614       2,158,089
                                                                                           ------------    ------------

Total Assets                                                                               $ 18,678,609    $ 22,384,566
                                                                                           ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses                                                     $    961,505    $  1,071,891
 Other liabilities                                                                               44,899          70,671
                                                                                           ------------    ------------

Total Liabilities                                                                             1,006,404       1,142,562
                                                                                           ------------    ------------

Minority interests                                                                               59,664          71,878
                                                                                           ------------    ------------

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; no shares issued and                  --              --
outstanding
Common Stock, $.01 par value; 150,000,000 shares authorized; 7,340,474  shares issued            73,405          73,405
and outstanding
Additional paid in capital                                                                   92,668,007
                                                                                                             92,668,007
Cumulative distributions in excess of net income                                            (75,128,871)    (71,571,286)
                                                                                           ------------    ------------

Total Shareholders' Equity                                                                   17,612,541      21,170,126
                                                                                           ------------    ------------

Total Liabilities and Shareholders' Equity                                                 $ 18,678,609    $ 22,384,566
                                                                                           ============    ============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                       For the Years Ended
                                                                                          December  31,

                                                                               2002          2001           2000
                                                                               ----          ----           ----
Discontinued Operations:
Revenues from rental property                                              $  2,790,564    $  5,022,511    $ 43,133,885
                                                                           ------------    ------------    ------------
Expenses:
 Operating expenses                                                             425,298         888,856       5,573,314
 Real estate taxes                                                              245,686         560,996       6,289,543
 Management fees to affiliates                                                   84,171         154,207       1,255,919
 Interest expense                                                                    --              --      12,166,549
 Depreciation and amortization                                                       --              --       5,598,337
 General and administrative expenses                                            974,053       1,070,547       4,726,522
                                                                           ------------    ------------    ------------
                                                                              1,729,208       2,674,606      35,610,184
                                                                           ------------    ------------    ------------
Operating income from discontinued operations                                 1,061,356       2,347,905       7,523,701
Equity in net loss of real estate joint ventures                                     --              --         (30,529)
Minority interests in income before gain (loss) on sale and
   extraordinary items                                                           (2,863)         (8,044)     (2,119,641)
Other income (expense), net                                                    (219,029)         18,128       1,675,155
                                                                           ------------    ------------    ------------
Income from discontinued operations before gain (loss) on sale and              839,464       2,357,989       7,048,686
   extraordinary items
Gain (loss) on sale (net of minority share of $(2,479), $1,312 and
$16,250,253)                                                                   (726,812)        384,516      42,948,640
                                                                           ------------    ------------    ------------
Income from discontinued operations before extraordinary items                  112,652       2,742,505      49,997,326
Extraordinary items (net of minority share of $553,463 in 2000)                      --              --      (1,643,690)
                                                                           ------------    ------------    ------------
 Net income from discontinued operations                                   $    112,652    $  2,742,505    $ 48,353,636
                                                                           ============    ============    ============
Basic and diluted net income per common share:

     Income from discontinued operations before extraordinary items        $       0.02    $       0.37    $       6.81
     Extraordinary items                                                             --              --           (0.22)
                                                                           ------------    ------------    ------------
 Net income from discontinued operations                                   $       0.02    $       0.37    $       6.59
                                                                           ============    ============    ============



                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000


                                                                                    Cumulative
                                                                                   Distributions
                                                   Common Stock       Additional     in Excess        Stock           Total
                                                ------------------     Paid-In         of Net        Purchase     Shareholders'
                                                 Shares     Amount     Capital         Income         Loans          Equity
                                                ---------   -------   -----------  --------------    ---------    -------------
Balance, December  31, 1999                     7,340,474   $73,405   $92,668,007   $  (5,183,136)   $(704,168)   $  86,854,108
Net income from discontinued operations                                                48,353,636                    48,353,636
Dividends on common stock                                                            (100,968,224)                 (100,968,224)
Amortization of stock purchase loans                                                                   704,168          704,168
                                                ---------   -------   -----------   -------------    ---------    -------------
Balance, December  31, 2000                     7,340,474    73,405    92,668,007     (57,797,724)          --       34,943,688
Net income from discontinued operations                                                 2,742,505                     2,742,505
Dividends on common stock                                                             (16,516,067)                  (16,516,067)
                                                ---------   -------   -----------   -------------    ---------    -------------
Balance, December  31, 2001                     7,340,474    73,405    92,668,007     (71,571,286)          --       21,170,126
Net income from discontinued operations                                                   112,652                       112,652
Dividends on common stock                                                              (3,670,237)                   (3,670,237)
                                                ---------   -------   -----------   -------------    ---------    -------------
Balance, December 31, 2002                      7,340,474   $73,405   $92,668,007   $ (75,128,871)         $--    $  17,612,541
                                                ---------   -------   -----------   -------------    ---------    -------------



                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended

                                                                                                 December  31,
                                                                              ------------------------------------------------
                                                                                     2002          2001            2000
                                                                              -------------  ---------------  ----------------
Operating activities:
Net income from discontinued operations                                       $   112,652    $   2,742,505    $  48,353,636
Adjustments to reconcile net income from discontinued operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                     --               --        5,598,337
     Amortization - other                                                              --               --        1,977,797
     Equity in net income of real estate joint ventures                                --               --           30,529
     Minority interests in income                                                     384            9,356       17,816,431
     (Gain) loss on sale of real estate                                           729,291         (385,828)     (59,198,893)
     Gain on sale of secured mortgage note receivable                                  --               --         (585,053)
Changes in operating assets and liabilities:
     Accounts receivable                                                          196,059          677,649         (658,911)
     Deferred charges                                                            (426,691)        (917,145)      (2,178,899)
     Other assets                                                                 (48,525)      (1,057,725)       1,274,234
     Accounts payable and accrued expenses                                       (110,386)      (1,330,704)        (599,853)
     Other payables                                                               (25,772)         (36,222)      (1,791,105)
                                                                              -----------    -------------    -------------
Net cash provided by (used in) operating activities                               427,012         (298,114)      10,038,250
                                                                              -----------    -------------    -------------
Investing activities:
     Net proceeds from sale of shopping center properties                       8,333,842       16,029,452      108,274,800
     Additions to land, buildings and improvements                                     --               --       (2,239,600)
     Investments in real estate joint ventures                                         --               --         (274,387)
     Proceeds from sale of interests in real estate joint ventures                     --               --       12,157,364
     Collection of secured mortgage note receivable                                    --               --        2,350,000
                                                                              -----------    -------------    -------------
Net cash provided by investing activities                                       8,333,842       16,029,452      120,268,177
                                                                              -----------    -------------    -------------
Financing activities:
     Repayment of mortgage notes payable, exclusive of scheduled                       --               --      (63,648,998)
     principal amortization
     Principal amortization of mortgage notes payable                                  --               --         (606,349)
     Proceeds from debt financing                                                      --               --       39,336,993
     Distributions to minority interests                                          (12,598)         (56,691)      (3,127,535)
     Dividends paid on common stock                                            (3,670,237)     (16,516,067)    (103,739,255)
                                                                              -----------    -------------    -------------
Net cash used in financing activities                                          (3,682,835)     (16,572,758)    (131,785,144)
                                                                              -----------    -------------    -------------
Net increase (decrease) in cash and cash equivalents                            5,078,019         (841,420)      (1,478,717)
Cash and cash equivalents, beginning of year                                      863,005        1,704,425        3,183,142
                                                                              -----------    -------------    -------------
Cash and cash equivalents, end of the year                                    $ 5,941,024    $     863,005    $   1,704,425
                                                                              -----------    -------------    -------------
Non cash investing & financing activities
Acquisition of real estate assets accounted for at the time of purchase               $--              $--    $  13,754,786
     on the equity method
                                                                              -----------    -------------    -------------
Assumption of debt by purchaser of properties                                         $--              $--    $ 157,036,867
                                                                              -----------    -------------    -------------
OP Unit redemption from sale of property                                              $--              $--    $  44,661,377
                                                                              -----------    -------------    -------------

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1. Business
         Philips International Realty Corp. (the "Company"), a Maryland corporation, is a self-advised real estate investment trust ("REIT") formed in 1997 to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the "Philips Group"). The Philips Group had been engaged for more than fifteen years in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly concentrated in the greater New York and Miami metropolitan areas.

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

         At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares outstanding were voted, with 99.7% of these votes cast in favor of a plan of liquidation.

         On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to (a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members, in exchange for cash and the redemption of units in the Company's Operating Partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and
(f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating distribution of $13 per share of common stock upon substantial completion of the transactions referenced in (a) and (b) above. Subsequent liquidating distributions of $1.00, $.75, $.50, $.50 and $.50 per share (bringing the total paid to date to $16.25 per share) were paid on July 9, 2001, September 24, 2001, November 19, 2001, October 22, 2002, and March 18, 2003 (unaudited),respectively, following sales of the Company's shopping center properties located in Lake Worth, Florida, Alexandria, Minnesota, Port Angeles, Washington, McHenry, Illinois, Sacramento, California and Reedley, California. The Company's two remaining assets are currently being offered for sale.

         On October 23, 2003, the New York Stock Exchange (the "NYSE") suspended trading in the Company's common stock. This action was taken in view of the fact that the Company had fallen below the NYSE's continued listing standards as its average global market capitalization over a consecutive 30 day period was less than $15,000,000.

3. Significant Accounting Policies

 Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and balances have been eliminated in consolidation.

     Segment Information

            The Company's shopping center properties have historically been anchored by discount stores, supermarkets, drugstores and other retailers offering day to day shopping necessities. Management considers the operating, investing and financing activities of its properties to comprise a single business segment and evaluates real estate performance and allocates resources based upon net income.

            The Company's results of operations are significantly dependamt on the overall health of the retail industry. The Company's tenant base is comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could reduce merchant sales, which could adversely affect the operating results of the Company.

            As the result of the plan of liquidation, the Company's shopping center operations are presented as discontinued operations.

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

    Real Estate Properties

         The Company's two (three at December 31, 2002 prior to the sale of Reedley, CA) remaining shopping center properties are currently being held for sale. Depreciation and amortization charges were suspended upon adoption of the plan of liquidation. Buildings and improvements were depreciated on the straight-line method over the estimated useful lives of the assets which range from 15 to 39 years. Tenant improvements (included in Buildings and improvements in the accompanying Consolidated Balance Sheets) were amortized over the lives of the respective leases using the straight-line method.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Impaired assets are required to be reported at the lower of cost or fair value. Assets to be disposed of are required to be reported at the lower of cost or fair value less cost to sell. The adoption did not have a material impact on the Company's results of operations or financial position.

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

 Deferred Charges

         Costs incurred to obtain tenant leases, (included in Deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheets) are amortized over the terms of the related leases.

 Income Taxes

         The Company believes it has operated so as to qualify as a REIT under
Section 856(C) of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally is not subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders and meets certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at regular corporate rates. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on any undistributed taxable income.

 Earnings Per Share

         Basic earnings per share ("EPS") excludes the dilutive effects of any outstanding options and warrants. Diluted earnings per share include the dilutive (but not any anti-dilutive) effect of outstanding options and warrants calculated under the treasury stock method.

         Basic and diluted EPS in the accompanying Consolidated Statements of Income is based upon 7,340,474 weighted average shares of common stock outstanding for the years ended December 31, 2002, 2001 and 2000, and is computed by dividing Net income from discontinued operations by the weighted average number of shares outstanding for the period.

     Concentrations of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions. Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Though these security deposits are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. Kmart Corporation, which is operating under Chapter 11 of the Bankruptcy Code, is the largest tenant representing approximately 66% (53% at December 31, 2002 prior to the sale of Reedley, CA) of the Company's annualized base rental revenues. No other tenant accounts for more than 4.4% (7.5% at December 31, 2002 prior to the sale of Reedley, CA) of the Company's annualized base rental revenues.

 Interest Capitalization

         Interest costs incurred during the development and major redevelopment of shopping center properties were capitalized and amortized on the same basis as related depreciation. Total interest costs incurred, paid and capitalized during the year ended December 31, 2000 totaled $12,424,000, $12,500,000 and $5,360,000 respectively.

    Minority Interests

            The Company historically conducted substantially all of its business and held its real estate interests through Philips International Realty, L.P., a Delaware limited partnership (the "Operating Partnership"). This Operating Partnership was owned 74.8% by the Company, as General Partner, and 25.2% by Unit holders, as limited partners. The minority interests of these limited partners were substantially eliminated in conjunction with the disposition of properties pursuant to the plan of liquidation. See Notes 2 and 13.

4. Investments in Real Estate Joint Ventures

         The Company and its subsidiaries held interests in certain real estate joint ventures during 2000 which were accounted for on the equity method. See
Note 13. These joint ventures were engaged in the operation of shopping centers which were either owned or held under a long-term ground lease. Summarized financial information regarding the operations of these real estate joint ventures is as follows:


                                                     Year Ended
                                                  December  31, 2000
                                                    (In Thousands)
                                                  -------------------
Revenues from rental property                            $1,059
Operating expenses                                         (352)
Mortgage interest                                          (741)
Depreciation and amortization                              (216)
Other, net                                                   --
                                                         ------
                                                         $ (250)
                                                         ======

5. Deferred Charges, Prepaid Expenses and Other Assets

         Deferred charges and prepaid expenses included in the accompanying Consolidated Balance Sheets as of December 31, 2002 and 2001 were comprised primarily of certain deferred costs related to the plan of liquidation and prepaid expenses.

         Other assets in the accompanying Consolidated Balance Sheets as of December 31, 2002 and 2001 were comprised primarily of legal costs (approximately $2,025,000 and $1,787,000, respectively) incurred in connection with the defense of the class action litigation (see Note 8), which the Company believes are covered under its directors and officers insurance policy. However, there can be no assurance that the carrier will not seek to disqualify certain of such costs.

6. Fair Value of Financial Instruments

         Estimated fair values for financial instruments were determined by management using market information available as of December 31, 2002 and 2001 and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2002.

         Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying Consolidated Balance Sheets as of December 31, 2002 and 2001 at amounts which reasonably approximate their fair values due to the short maturities of these accounts.

7. Related Party Transactions

         The Company has entered into a management agreement with Philips International Holding Corp. ("PIHC"), a related party, which provides for day-to-day management, leasing and construction supervisory services. Fees payable for such services are (i) a management fee equal to 3% of gross rental collections, (ii) leasing commissions in amounts not to exceed local current market rates, and (iii) construction supervisory fees up to 10% of the costs of a project. In addition, PIHC is reimbursed for certain direct out-of-pocket expenses. Fees paid for such services totaled $225,000, $247,000 and $1,300,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8. Commitments and Contingencies

 Rental Income

         The Company's shopping center properties are leased to tenants under operating leases. The minimum rental amounts due under certain leases are subject to scheduled fixed increases or upward adjustments based on certain inflation indices. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes.

         The approximate future minimum rents to be received over the next five years and thereafter, assuming neither renewals nor extensions of leases which may expire during this period, for leases in effect at December 31, 2002 are as follows (in thousands):

         2003                       $1,406
         2004                        1,287
         2005                        1,102
         2006                        1,025
         2007                          884
         Thereafter                  5,364
                                   -------
                                   $11,068
                                   =======

         Percentage rent included in revenues from rental property was $53,000, $204,000 and $1,231,000 for the years ended December 31, 2002, 2001 and 2,000, respectively. Kmart, which is operating under Chapter 11 of the Bankruptcy Code, is the Company's largest tenant for 2003, 2002 and 2001 representing approximately 66% (53% at December 31, 2002 prior to the sale of Reedley, CA), 60% and 64%, respectively of the Company's minimum base rental revenues.

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

         The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors and officer's insurance policy and included in Other assets in the accompanying Consolidated Balance Sheets. However, there can be no assurance that the carrier will not seek to disqualify certain of such costs. See Note 5.

         The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

         Other Matters

         In March 2003, the New York City Department of Finance (the "DOF") issued preliminary Notices of Tax Due with regard to the Company's December 2000 transfer of its New York City shopping center properties to Kimco. The DOF is seeking to impose interest and penalty charges only relating to the late filing of the subject transfer tax returns. The Company does not expect to incur any material liability in connection with such notices.

         In March 2003, the New York State Department of Taxation and Finance made certain requests for information pertaining to real property transfer taxes due in connection with the Company's 1998 initial public offering. The Company believes it has adequately provided for any liabilities which may arise in connection with this matter.

9. Contract Rights Agreements

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

         In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options outstanding at December 31, 2000 (approximately 705,000 shares at a weighted average exercise price per share of $17.43) became fully vested and replaced one-for-one by a contractual right (a "Contract Right") to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment.

         The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to the stock options originally issued was deducted in determining net income from discontinued operations. Had compensation cost for the Company's stock option plans been determined pursuant to Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" the Company's pro forma net income from discontinued operations and net income from discontinued operations per share for calendar year 2000 would have been $47,814,000 and $6.51, respectively. These calculations were made using a binomial option-pricing model to estimate fair value of options using subjective assumptions, which can materially affect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. The primary assumptions used in the above calculation include : (i) a risk-free interest rate of 5.87%, , (ii) a dividend yield on the Company's common stock of 8.36%
(iii) a volatility factor for the market price of the Company's common stock of 23.21% and (iv) a weighted average expected life of options of 10 years. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the option vesting period.

10. Quarterly Financial Information

         The following summary represents the results of operations for each quarter during the years ended December 31, 2002 and 2001.


                                                                                    2002 (Unaudited)
                                                                    ---------------------------------------------
                                                                    Mar. 31     June 30      Sept. 30     Dec. 31
                                                                    -------     -------      --------     -------
                                                                         (in thousands, except per share data)
Revenues from rental property                                       $  888      $  735        $  674       $  494
Income (loss) from discontinued operations before
    extraordinary items                                             $  428      $ (551)       $  211       $   25
Income (loss) from discontinued operations before
    extraordinary items, per common share
    Basic                                                           $  .06      $ (.08)       $  .03       $  .01
    Diluted                                                         $  .06      $ (.08)       $  .03       $  .01


                                                                                    2001 (Unaudited)
                                                                    ---------------------------------------------
                                                                    Mar. 31     June 30      Sept. 30     Dec. 31
                                                                    -------     -------      --------     -------
                                                                         (in thousands, except per share data)
Revenues from rental property                                       $1,416      $1,233        $1,372       $1,002
Income from discontinued operations before extraordinary items        $793        $826          $899         $225
Income from discontinued operations before extraordinary
    items, per common share
    Basic                                                             $.11        $.11          $.12         $.03
    Diluted                                                           $.11        $.11          $.12         $.03


11. Extraordinary Items
         The accompanying Consolidated Statement of Income for the year ended December 31, 2000, includes extraordinary losses representing the Company's share of prepayment penalties incurred and deferred financing costs written-off in connection with the repayment of certain mortgage loans, partially offset by an extraordinary gain related to the repayment of a note payable at a discount.

12. Dividends On Common Stock

 The Company declared and paid cash dividends on its common stock for 2002, 2001 and 2000 as follows:

                                      Record        Date of      Amount
Date of Declaration                    Date         Payment    Per Share
                                      ------        -------      ---------
2002 Year
10/8/02                                10/15/02     10/22/02       $.50


2001 Year
6/21/01                                  7/2/01       7/9/01      $1.00
9/5/01                                  9/17/01      9/24/01       $.75
11/2/01                                11/12/01     11/19/01       $.50

2000 Year
3/15/00                                 3/31/00      4/17/00     $.3775
6/15/00                                 6/30/00      7/17/00     $.3775
12/5/00                                12/15/00     12/22/00     $13.00


13. Acquisition and Disposition of Real Estate Interests

 Acquisitions

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

         Also in conjunction with its plan of liquidation, the Company has completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to former unit holders in the Operating Partnership, including Philip Pilevsky, the Company's Chairman and Chief Executive Officer, (collectively, the "Related Limited Partners") ("The Hialeah Agreements"). The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of their entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a gain of approximately $24.4 million, net of $9.3 million of minority interest.

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

         The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted, up or down, so that the aggregate value per Unit received by them in connection with the November 2000 distribution to the Related Limited Partners of the Company's four (4) shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per share), and the total per share value received by the Company's stockholders in the liquidation, will be the same.

         On August 31, 2001, the Company completed the sale of its North Star Shopping Center in Alexandria, Minnesota for approximately $4.5 million pursuant to the Sale and Purchase Agreement dated July 16, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, and Repco LLP, as successor to Kordel, Inc., a Minnesota corporation. The sale resulted in a gain of approximately $4,000.

         On October 31, 2001, the Company completed the sale of its Highway 101 Shopping Center in Port Angeles, Washington for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated June 14, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, and BDG LLC, as successor to 3 Puyallup Associates, LLC, a Washington limited liability company. This sale resulted in a gain of approximately $39,000.

         On April 16, 2002, the Company completed the sale of its McHenry Commons shopping center property in McHenry, Illinois for approximately $3.9 million in cash, pursuant to a Sale and Purchase Agreement dated November 29, 2001 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and GK Development, Inc., an Illinois corporation, and Star Realty Investors, LLC, an Illinois limited liability company, jointly and severally as Purchaser. This sale resulted in a gain of approximately $102,000.

         On June 28, 2002, the Company entered into a settlement agreement with the DOF pursuant to which the Company paid $903,943, including principal of $650,000 and interest of $253,943, in full satisfaction of all real property transfer taxes, interest and penalties assessed by the DOF in May 2002 in connection with the Company's 1997 formation transactions and 1998 initial public stock offering. The shopping center properties relating to the subject tax assessments have been previously disposed in connection with the plan of liquidation. Accordingly, the principal and interest components of the settlement payment have been charged to Gain (loss) on sale of shopping center properties and Other income (expense), respectively, in the accompanying Consolidated Statement of Income for the year ended December 31, 2002.

         On October 3, 2002, the Company completed the sale of its Kmart Shopping Center in Sacramento, California for approximately $5.9 million in cash, pursuant to a Purchase and Sale Agreement dated September 24, 2002 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and M&A Gabaee L.P., a California limited partnership, Mirasa L.L.C., a California limited liability company, and Corsair L.L.C., a Nevada limited liability company, jointly and severally as Buyer. This transaction resulted in a gain of approximately $118,000.

14. Environmental Matters

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

15. Subsequent Event

         On February 28, 2003, the Company completed the sale, in an amount in excess of its carrying value, of its shopping center property in Reedley, California, pursuant to a Purchase and Sale Agreement dated January 29, 2003 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and D&L Lowe, L.P., a California limited partnership, as Buyer.

         On March 3, 2003, the Board of Directors of the Company declared a sixth liquidating distribution in the amount of $.50 per share which was paid on March 18, 2003 (unaudited).

                       PHILIPS INTERNATIONAL REALTY CORP.
              Schedule III-Real Estate and Accumulated Depreciation
                                December 31, 2002
                             (Dollars in thousands)

                                                                    Cost Capitalized          Gross Amounts at Which
                                           Initial Cost         Subsequent to Acquisition  Carried at the Close of Period
                                   --------------------------- --------------------------- ------------------------------
                                     Land and    Buildings and   Land and    Buildings and    Land and     Buildings and
                     Encumbrances  Improvements  Improvements  Improvements  Improvements   Improvements   Improvements
                     ------------  ------------  ------------- ------------  -------------  ------------  ---------------
Kmart                    $0           $1,016         $4,063         $0             $0          $1,016         $4,063
Shopping Center
Atwater, CA
Pennyrile                 0              580          2,322          0              0             580          2,322
Marketplace
Hopkinsville,
KY
Reedley                   0              490          1,959          0              0             490          1,959
Shopping Center
Reedley, CA
                       ----           ------         ------        ---            ---          ------         ------
                         $0           $2,086         $8,344         $0             $0          $2,086         $8,344
                       ----           ------         ------        ---            ---          ------         ------



                                                                Life on
                                                                 which
                                    Accumulated      Date     Depreciation
                           Total    Depreciation   Acquired     is computed
                          ------    ------------   --------   ------------
Kmart                     $5,079        $160        7/01/99     39 Years
Shopping Center
Atwater, CA
Pennyrile                  2,902          91        7/01/99     39 Years
Marketplace
Hopkinsville,
KY
Reedley                    2,449          77        7/01/99     39 Years
Shopping Center
Reedley, CA
                          -------       ----
                          $10,430       $328
                          -------       ----

                       PHILIPS INTERNATIONAL REALTY CORP.
                          Schedule III--Real Estate and
                      Accumulated Depreciation--(Continued)
                             (Dollars in Thousands)

         The changes in real estate for the three years ended December 31, 2002 are as follows:

                                       2002             2001           2000
                                     ---------       ----------      ---------
Balance, beginning of year           $  19,589       $  34,658       $ 288,450
Property acquisitions                       --              --          15,239
Improvements                                --              --             756
Property dispositions                   (9,159)        (15,069)       (269,787)
                                     ---------       ---------       ---------
Balance, end of year                 $  10,430       $  19,589       $  34,658
                                     ---------       ---------       ---------


         The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2002 was approximately $12 million.

         The changes in accumulated depreciation for the three years ended December 31, 2002 are as follows:

                                       2002             2001           2000
                                     ---------       ----------      ---------
Balance, beginning of year            $    616        $  1,078        $ 26,820
Depreciation                                --              --           5,281
Property dispositions                     (288)           (462)        (31,023)
                                      --------        --------        --------
Balance, end of year                  $    328        $    616        $  1,078
                                      --------        --------        --------

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


          Signature                               Title                                              Date
          ---------                               -----                                              ----
     /s/ PHILIP PILEVSKY          Chairman of the Board and Chief Executive Officer              March  28, 2003
     -------------------          President, principal financial officer and Secretary
       Philip Pilevsky


      /s/ SHEILA LEVINE           Director                                                       March  28, 2003
      -----------------
        Sheila Levine


     /s/ ARNOLD S. PENNER         Director                                                       March  28, 2003
     --------------------
       Arnold S. Penner


     /s/ A. F. PETROCELLI         Director                                                       March  28, 2003
     --------------------
       A. F. Petrocelli


       /s/ ELISE JAFFE            Director                                                       March  28, 2003
       ---------------
         Elise Jaffe


     /s/ ROBERT S. GRIMES         Director                                                       March 28, 2003
     --------------------
       Robert S.Grimes


                                 CERTIFICATIONS

         I, Philip Pilevsky, Chief Executive Officer and principal financial officer of Philips International Realty Corp., certify that:

         1. I have reviewed this Annual Report on Form 10-K of Philips International Realty Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                          By: /s/ Philip Pilevsky
                                              ---------------------------------
                                              Philip Pilevsky
                                              Chief Executive Officer and
                                              principal financial officer

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

99.1*        Certification of the Company's Chief Executive Officer and principal financial officer,
             Philip Pilevsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to be
             codified at 18 U.S.C. ss.1350.


--------------
* filed herewith