Form 10-Q
period 2003-03-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2003-05-15
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


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

Yes  /x/      No   / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes / /       No  /x/

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

7,340,474 shares outstanding as of April 30, 2003.

                                     INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002                                                   3

         Condensed Consolidated Statements of Income for the Three months
         Ended March 31, 2003 and 2002                                       4

         Condensed Consolidated Statements of Shareholders' Equity for the
         Three Months Ended March 31, 2003 and 2002                          5

         Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2003 and 2002                                6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              12

Item 3.  Quantitative and Qualitative Disclosure of Market Risk             13

Item 4.  Controls and Procedures                                            13

                                     PART II

                        OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports in Form 8-K                                   15

Signatures                                                                  19

Certification                                                               20

                          PART I- FINANCIAL INFORMATION

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              March 31, 2003       December 31, 2002
                                                                                                (Unaudited)            (Note 1)
                                                                                                ----------             --------
DISCONTINUED OPERATIONS

      ASSETS
Rental properties, net - held for sale                                                         $  7,730,660            $ 10,102,660
Cash and cash equivalents                                                                         4,656,792               5,941,024
Accounts receivable, net                                                                            132,263                 107,484
Deferred charges and prepaid expenses                                                               493,150                 320,827
Other assets                                                                                      2,221,103               2,206,614
                                                                                               ------------            ------------

Total Assets                                                                                   $ 15,233,968            $ 18,678,609
                                                                                               ============            ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                                                          $    965,471            $    961,505
Other liabilities                                                                                    32,221                  44,899
                                                                                               ------------            ------------

Total Liabilities                                                                                   997,692               1,006,404
                                                                                               ------------            ------------

Minority interests                                                                                   47,905                  59,664
                                                                                               ------------            ------------

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized:
               no shares issued and outstanding                                                          --                      --
Common Stock, $.01 par value; 150,000,000 shares authorized;
               7,340,474 shares issued and outstanding                                               73,405                  73,405
Additional paid in capital                                                                       92,668,007              92,668,007
Cumulative distributions in excess of net income                                                (78,553,041)            (75,128,871)
                                                                                               ------------            ------------

Total Shareholders' Equity                                                                       14,188,371              17,612,541
                                                                                               ------------            ------------

Total Liabilities and Shareholders' Equity                                                     $ 15,233,968            $ 18,678,609
                                                                                               ============            ============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      For the Three Months Ended March 31,

                                   (Unaudited)


                                                                                                          2003              2002
                                                                                                          ----              ----
DISCONTINUED OPERATIONS

Revenues from rental property                                                                          $ 413,175          $ 888,234
                                                                                                       ---------          ---------

Expenses:
         Operating expenses                                                                               58,959            107,011
         Real estate taxes                                                                                34,276             90,381
         Management fees to affiliates                                                                    12,488             29,626
         General and administrative expenses                                                             208,669            230,801
                                                                                                       ---------          ---------
                                                                                                         314,392            457,819
                                                                                                       ---------          ---------

Operating income                                                                                          98,783            430,415

Minority interests in income before gain on sale of shopping center property                                (385)            (1,460)

Other income (expense), net                                                                               14,671             (1,125)
                                                                                                       ---------          ---------

Income from discontinued operations
         before gain on sale of shopping center property                                                 113,069            427,830


Gain on sale of shopping center property (net of minority share of $454)                                132,998                 --
                                                                                                       ---------          ---------

Net income from discontinued operations                                                                $ 246,067          $ 427,830
                                                                                                       =========          =========

Basic and diluted net income per common share                                                          $    0.03          $    0.06
                                                                                                       =========          =========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHARHOLDERS' EQUITY
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                  Distributions in        Total
                                              Common              Stock            Additional      Excess of Net      Shareholders'
                                              Shares              Amount        Paid-in Capital        Income             Equity
                                              ------              ------        ---------------        ------             ------
Balance, December 31, 2002                    7,340,474       $     73,405       $ 92,668,007      $(75,128,871)      $ 17,612,541
     Net income                                                                                         246,067            246,067
     Dividends on common stock                                                                       (3,670,237)        (3,670,237)
                                           ------------       ------------       ------------      ------------       ------------
Balance, March 31, 2003                       7,340,474       $     73,405       $ 92,668,007      $(78,553,041)      $ 14,188,371
                                           ============       ============       ============      ============       ============


                                                                                                    Cumulative
                                                                                                  Distributions in        Total
                                              Common              Stock            Additional      Excess of Net      Shareholders'
                                              Shares              Amount        Paid-in Capital        Income             Equity
                                              ------              ------        ---------------        ------             ------
Balance, December 31, 2001                    7,340,474       $     73,405       $ 92,668,007      $(71,571,286)      $ 21,170,126
     Net income                                                                                         427,830            427,830
                                           ------------       ------------       ------------      ------------       ------------
Balance, March 31, 2002                       7,340,474       $     73,405       $ 92,668,007      $(71,143,456)      $ 21,597,956
                                           ============       ============       ============      ============       ============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                                                                    2003                     2002
                                                                                                    ----                     ----
Cash flow (used in) provided by operating activities:                                           $  (169,503)             $   438,698
                                                                                                -----------              -----------

Cash flow provided by investing activities:
         Proceeds from sale of shopping center property                                           2,568,106                    --
                                                                                                -----------              -----------

Cash flow used in financing activities:
         Distributions to minority interests                                                        (12,598)                   --
         Dividends paid on common stock                                                          (3,670,237)                   --
                                                                                                -----------              -----------
                                                                                                 (3,682,835)                   --
                                                                                                -----------              -----------

Net (decrease) increase in cash and cash equivalents                                             (1,284,232)                 438,698

Cash and cash equivalents, beginning of period                                                    5,941,024                  863,005
                                                                                                -----------              -----------

Cash and cash equivalents, end of period                                                        $ 4,656,792              $ 1,301,703
                                                                                                ===========              ===========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

1. Interim Financial Statements

      The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2002.

      The Condensed Consolidated Balance Sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

2. Income (Loss) per Common Share

      Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of common stock outstanding for the three months ended March 31, 2003 and 2002.

3. Segment Information

      Management considers the Company's various operating, investing and financing activities to comprise a single business segment and evaluates real estate performance and allocates resources based on net income.

      As a result of the plan of liquidation, the Company's operations are presented as discontinued operations. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Impaired assets are required to be reported at the lower of cost or fair value. Assets to be disposed of are required to be reported at the lower of cost or fair value less cost to sell. The adoption did not have a material impact on the Company's results of operations or financial position.


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

Subsequent liquidating distributions of $1.00, $.75, $.50, $.50 and $.50 per share (bringing the total paid to date to $16.25 per share) were paid on July 9, 2001, September 24, 2001, November 19, 2001, October 22, 2002 and March 18, 2003
(unaudited), respectively, following sales of the Company's shopping center properties located in Lake Worth, Florida, Alexandria, Minnesota, Port Angeles, Washington, McHenry, Illinois, Sacramento, California and Reedley, California. The Company's two remaining shopping centers are currently being offered for sale. See Note 5.

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

      On February 19, 2002, the Company announced that the New York Stock Exchange (NYSE) had advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization fell below $15 million ($2.05 per common share) over a 30-day trading period.

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

      On October 8, 2002, the Company announced management's expectation that the New York Stock Exchange would commence action to suspend trading and apply to delist the Company's shares of common stock on the NYSE concurrent with payment of the fifth liquidating distribution scheduled to be paid on October 22, 2002. If the Company's shares ceased to be traded on the NYSE, the Company indicated it believed that an alternative trading venue may be available; however, there could be no assurance that such an alternative market would develop. If the Company was delisted from the NYSE, the Company further noted that it had no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ.

      On October 28, 2002, the Company reported that the NYSE had delivered notice to the Company and issued a press release to advise that it had determined the common stock of the Company, trading symbol PHR, should be removed from the list of companies traded on the NYSE. This decision was reached in view of the fact that the Company had fallen below the NYSE's continued listing standards as its average global market capitalization over a consecutive 30 day period was less than $15,000,000. Furthermore, the NYSE noted that the Company has been operating pursuant to a plan of liquidation approved by its shareholders on October 10, 2000 and has made four liquidating distributions totaling $15.25 as of such date, with a fifth liquidating distribution of $0.50 to be paid on October 22, 2002. The NYSE indicated it intended to ( and did, in fact) suspend trading in the Company's common stock prior to the opening on October 23, 2002 in connection with this distribution. Action by the NYSE with the Securities and Exchange Commission delisting the Company's shares followed the completion of applicable procedures. The Company did not request a review of this NYSE determination. The Company has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ. However the Company believes that alternative trading venues, such as the "Pink Sheets" and the "OTC Bulletin Board," will continue to be available to its shareholders. While the Company may seek sponsorship by market makers with such quotation services in the future, there can be no assurance that any such alternative markets will remain active . Upon the completion of all prescribed delisting procedures, the Company automatically became a Section 12(g) reporting company, pursuant to the Securities and Exchange Act, and was no longer a Section 12(b) reporting company.

      On January 24, 2003, Kmart filed a plan of reorganization and related disclosure statement with the bankruptcy court. Confirmation hearings were scheduled for April 14 and 15, 2003. Assuming the court approved the disclosure statement and the plan was confirmed, Kmart's filings indicated it would emerge from Chapter 11 on or about April 30, 2003. In connection therewith, Kmart filed a motion dated February 5, 2003 with the court seeking to extend the deadline by which it must assume or reject certain "go-forward" leases of real property from March 31, 2003 to the effective date of a plan reorganization, but no later than May 31, 2003. The Company did not object to this motion as it pertains to its leases with Kmart at its Atwater, California and Hopkinsville, Kentucky shopping centers.

      On April 22, 2003, Kmart announced that the bankruptcy court had approved its plan of reorganization. Kmart subsequently emerged from Chapter 11 on May 6, 2003. The Company's leases with Kmart at its Atwater, California and Hopkinsville, Kentucky shopping centers were assumed in connection with this restructuring.

      As a result of the uncertainty that continues to surround Kmart's long-term viability as a retailer, the Company expects a continued delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from sales of the Company's two remaining properties, and the Company's target of approximately $18.25 per share of aggregate liquidating distributions to shareholders, cannot be currently evaluated. The Company's ability to achieve prompt sales of its remaining assets at acceptable prices remains uncertain.

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

      The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted so that the aggregate value per Unit received by them in connection with the November 2000 distribution to the Related Limited Partners of the Company's four (4) shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per Unit), and the total per share value received by the Company's stockholders in the liquidation will be the same.

      On August 31, 2001, the Company completed the sale of its North Star Shopping Center in Alexandria, Minnesota for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated July 16, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, and Repco LLP, as successor to Kordel, Inc., a Minnesota corporation. The sale resulted in a gain of approximately $4 ,000.

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

      On February 28, 2003, the Company completed the sale of its shopping center property in Reedley, California for approximately $2.6 million in cash, pursuant to a Purchase and Sale Agreement dated January 29, 2003 by and between Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and D&L Lowe, L.P., a California limited partnership, as Buyer. This transaction resulted in a gain of approximately $133,000.

6. Commitments and Contingencies

      Legal Proceedings

      On October 2, 2000, a class action was filed in the United States District Court for the Southern District of New York against the Company and its directors. The complaint alleged a number of improprieties concerning the pending plan of liquidation of the Company. The Company believes that the asserted claims are without merit, and will defend such action vigorously. On November 9, 2000, the Court, ruling from the bench, denied the plaintiffs motion for a preliminary injunction. This bench ruling was followed by a written order dated November 30, 2000 wherein the Court concluded that the plaintiff had failed to demonstrate either that it was likely to succeed on the merits of its case or that there were sufficiently serious questions going to the merits of its case to make it fair ground for litigation.

      On February 19, 2002, the Company announced that on February 5, 2002, the Court denied the plaintiffs motion for class action certification. The plaintiff may elect to proceed with its claims on its own now that class certification has been denied. The plaintiff also has asserted derivative claims for alleged breaches of fiduciary duty by the directors of the Company. The Company believes such derivative claims are deficient for, among other reasons, the grounds upon which class certification was denied. The Company believes that all of the asserted claims are without merit, and will defend such action vigorously.

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

      The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors and officer's insurance policy and included in Other assets in the accompanying Condensed Consolidated Balance Sheets. However, there can be no assurance that the carrier will not seek to disqualify certain of such costs.

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

7. Shopping Center Portfolio

      As a consequence of the transactions completed to date pursuant to the plan of liquidation, the Company's remaining shopping center portfolio comprises two properties located in California (1) and Kentucky (1). These shopping centers represent an aggregate 200,000 square feet of gross leasable area. As of December 31, 2002, these properties were 96.9% leased to 21 tenants. The Company is actively marketing these properties for sale. Although management will endeavor to consummate a sale transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

                                     PART I

                              FINANCIAL INFORMATION
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

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

Results of Operations

      The Company has continued to divest portions of its shopping center portfolio pursuant to a plan of liquidation approved by shareholders on October 10, 2000. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three months ended March 31, 2003 and 2002.

Comparison of Three Months Ended March 31, 2003 and 2002

      Revenues from rental property was $413,000 for the quarter ended March 31, 2003 compared to $888,000 for the comparable period in 2002. Expenses in the first quarter of 2003 totaled $314,000 compared to $458,000 in 2002. These changes result primarily from the disposition of three shopping center properties pursuant to the plan of liquidation.

Liquidity and Capital Resources

      The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

      The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from its two (2) remaining properties are anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of these properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that (i) the net cash provided by the operations of the Company's properties will be sufficient to fund all such cash requirements, or (ii) the Company will be able to dispose of its properties in the near future or at prices sufficient to aggregate the estimated $18.25 total per share liquidating distributions to the shareholders of the Company, given the uncertainties relating to Kmart's long-term viability as a retailer.

      Pending the sale of its remaining shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these existing properties and endeavor to enhance their value through its knowledge of the shopping center industry.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements.

Cash Flows

      Cash flows (used in) provided by operating activities was $(170,000) and $439,000 for the three months ended March 31, 2003 and 2002, respectively. This change results primarily from the above mentioned disposition of three shopping center properties pursuant to the plan of liquidation, and the timing of payments for certain insurance policy premiums between periods.

      Cash flows provided by investing activities during the three months ended March 31, 2003 was $2,568,000. See Note 5 of the accompanying Notes to Consolidated Financial Statements for information related to the sale of a shopping center property during this period.

      Cash flows used in financing activities during the three months ended March 31, 2003 was $3,683,000. The Company paid its sixth liquidating distribution of $.50 per share on March 18, 2003.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

None.


Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.

      (b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation.

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

On February 28, 2002, the Company announced that the plaintiff had sought permission from the Court of Appeals for the Second Circuit to appeal the denial of class certification discussed above. In order for plaintiff to have obtained permission to appeal, it had to demonstrate that the denial of class certification effectively terminated the litigation and that the District Court's decision was an abuse of its discretion. The Company opposed plaintiff's application. If the Court of Appeals granted plaintiff's request, plaintiff would have been able to appeal the District Court's denial of class certification.

On May 28, 2002, the United States Court of Appeals for the Second Circuit ordered that the plaintiff's petition to appeal the District Court's denial of class certification also be denied.

The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors and officer's insurance policy and included in Other assets in the accompanying Condensed Consolidated Balance Sheets. However, there can be no assurance that the carrier will not seek to disqualify certain of such costs.

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

--------------
* filed herewith


(b) Report on Form 8-K

      During the first quarter of 2003, the Company filed a Current Report on Form 8-K dated March 5, 2003, furnishing under Items 2 and 7 certain details and pro forma financial information relating to the sale of the Company's shopping center property in Reedley, California on February 28, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHILIPS INTERNATIONAL REALTY CORP.

May 15, 2003                  /s/ Philip Pilevsky
                              -------------------
(Date)                        Philip Pilevsky
                              Chairman of the Board and Chief Executive Officer
                              and principal financial officer

                                  Certification

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


                                                By: /s/ PHILIP PILEVSKY
                                                    ---------------------------
                                                    Philip Pilevsky
Date: May 15, 2003                                  Chief Executive Officer and
                                                    principal financial officer