Form 10-Q
period 2003-06-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2003-08-14
CIK 1050686

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q


     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


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

7,340,474 shares outstanding as of July 31, 2003.

                                      INDEX


                                                            PART I

                                                    FINANCIAL INFORMATION



                                                                                                                               Page
                                                                                                                               ----
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002........................................  3

        Condensed Consolidated Statements of Operations for the Three and Six Months Ended  June 30, 2003 and 2002.............  4

        Condensed Consolidated Statements of Shareholders' Equity for the Six Months Ended June 30, 2003 and 2002..............  5

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002........................  6

        Notes to Condensed Consolidated Financial Statements ..................................................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................................. 11

Item 3. Quantitative and Qualitative Disclosure of Market Risk ................................................................ 12

Item 4. Controls and Procedures................................................................................................ 12

                                                           PART II

                                                OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings...................................................................................................... 13

Item 2.  Changes in Securities and Use of Proceeds............................................................................. 13

Item 3.  Defaults Upon Senior Securities....................................................................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................................................................... 13

Item 5.  Other Information..................................................................................................... 13

Item 6.  Exhibits and Reports on Form 8-K...................................................................................... 14

Signatures..................................................................................................................... 17

Certification.................................................................................................................. 18

                         PART I - FINANCIAL INFORMATION

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2003              December 31, 2002
                                                                                        (Unaudited)                   (Note 1)
                                                                                        ----------                    --------
DISCONTINUED OPERATIONS

      ASSETS
Rental properties, net - held for sale                                                       $7,730,660           $ 10,102,660
Cash and cash equivalents                                                                     4,696,793              5,941,024
Accounts receivable, net                                                                         90,719                107,484
Deferred charges and prepaid expenses                                                           426,199                320,827
Other assets                                                                                  2,229,290              2,206,614
                                                                                         --------------              ---------

Total Assets                                                                               $ 15,173,661           $ 18,678,609
                                                                                           ============           ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                                          $832,297               $961,505
Other liabilities                                                                                32,221                 44,899
                                                                                         --------------                 ------

Total Liabilities                                                                               864,518              1,006,404
                                                                                                -------              ---------

Minority interests                                                                               48,153                 59,664
                                                                                                 ------                 ------

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized:
               no shares issued and outstanding                                                      --                     --
Common Stock, $.01 par value; 150,000,000 shares authorized;
               7,340,474 shares issued and outstanding                                           73,405                 73,405
Additional paid in capital                                                                   92,668,007             92,668,007
Cumulative distributions in excess of net income                                            (78,480,422)           (75,128,871)
                                                                                           ------------           ------------

Total Shareholders' Equity                                                                   14,260,990             17,612,541
                                                                                             ----------             ----------

Total Liabilities and Shareholders' Equity                                                 $15,173,661            $ 18,678,609
                                                                                           ============           ============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                            ----------------------             ----------------------
                                                               2003         2002                  2003          2002
                                                               ----         ----                  ----          ----
Discontinued Operations
Revenues from rental property                                $368,880    $ 734,758              $782,055    $1,622,992
                                                             --------    ---------              --------    ----------

Expenses:
               Operating expenses                              49,917      129,768               108,876       236,779
               Real estate taxes                               28,408       57,069                62,684       147,450
               Management fees to affiliates                   10,976       19,235                23,464        48,861
               General and administrative expenses            217,668      284,731               426,337       515,532
                                                              -------     --------               -------       -------
                                                              306,969      490,803               621,361       948,622
                                                              -------   ----------              --------    ----------

Operating income from discontinued operations                  61,911      243,955               160,694       674,370

Minority interests in (income) loss before gain (loss)
on sale of shopping center properties                            (248)          20                  (633)       (1,440)
Other income (expense), net                                    10,956     (249,703)               25,627      (250,828)
                                                              -------   ----------              --------    ----------

Income (loss) from discontinued operations before
gain (loss) on sale of shopping center properties              72,619       (5,728)              185,688       422,102


Gain (loss) on sale of shopping center properties, net
of minority share of $454 in 2003 and ($1,861) in 2002             --     (545,356)              132,998      (545,356)
                                                              -------   ----------              --------    ----------

Net income (loss) from discontinued operations                $72,619    ($551,084)             $318,686     ($123,254)
                                                              =======   ==========              ========    ==========

Basic and diluted net income (loss) per common share            $0.01       ($0.08)                $0.04        ($0.02)
                                                              =======   ==========              ========    ==========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                                   Cumulative
                                                                                                Distributions in        Total
                                            Common           Stock          Additional            Excess of Net      Shareholders'
                                            Shares           Amount      Paid-in Capital             Income             Equity
                                          ---------         -------      ---------------        ----------------    --------------

Balance, December 31, 2002                7,340,474         $73,405        $92,668,007            $(75,128,871)      $17,612,541
     Net income from discontinued
       operations                                                                                      318,686           318,686
     Dividends on common stock                                                                      (3,670,237)       (3,670,237)
                                          ---------         -------        -----------            -------------      -----------
Balance, June 30 2003                     7,340,474         $73,405        $92,668,007            $(78,480,422)      $14,260,990
                                          =========         =======        ===========            =============      ===========

                                                                                                   Cumulative
                                                                                                Distributions in        Total
                                            Common           Stock          Additional            Excess of Net      Shareholders'
                                            Shares           Amount      Paid-in Capital             Income             Equity
                                          ---------         -------      ---------------        ----------------    --------------

Balance, December 31, 2001                7,340,474         $73,405        $92,668,007             $(71,571,286)    $ 21,170,126
     Net loss from discontinued
       operations                                                                                      (123,254)        (123,254)
                                          --------          -------        -----------            --------------    ------------
Balance, June 30, 2002                    7,340,474         $73,405        $92,668,007            $ (71,694,540)    $ 21,046,872
                                          =========         =======        ===========            ==============    ============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                                                      2003                2002
                                                                                                      ----                ----

Cash flow used in operating activities:                                                             $(129,502)          $(597,270)
                                                                                                    ----------         ----------

Cash flow provided by investing activities:
         Proceeds from sale of shopping center properties                                           2,568,106           3,657,023
                                                                                                    ---------          ----------

Cash flow used in financing activities:
         Distributions to minority interests                                                          (12,598)                 --
         Dividends paid on common stock                                                            (3,670,237)                 --
                                                                                                   -----------         ----------
                                                                                                   (3,682,835)                 --
                                                                                                   -----------         ----------

Net (decrease) increase in cash and cash equivalents                                               (1,244,231)          3,059,753

Cash and cash equivalents, beginning of period                                                       5,941,024            863,005
                                                                                                   -----------         ----------

Cash and cash equivalents, end of period                                                            $4,696,793         $3,922,758
                                                                                                    ==========         ==========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


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

2. Income (Loss) per Common Share

         Basic and diluted net income (loss) per common share in the accompanying Condensed Consolidated Statements of Operations are based upon weighted average numbers of 7,340,474 shares of common stock outstanding for the three and six months ended June 30, 2003 and 2002.

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

         On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to (a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members (the "Related Limited Partners") in exchange for cash and the redemption of units in the Company's operating partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating distribution of $13 per share of common stock upon substantial completion of the transactions referenced in (a) and (b) above. Subsequent liquidating distributions of $1.00, $.75, $.50, $.50, and $.50 per share (bringing the total paid to date to $16.25 per share) were paid on July 9, 2001, September 24, 2001, November 19, 2001, October 22, 2002, and March 18, 2003 (unaudited), respectively, following sales of the Company's shopping center properties located in Lake Worth, Florida, Alexandria, Minnesota, Port Angeles, Washington, McHenry, Illinois, Sacramento, California and Reedley, California. The Company's two remaining shopping centers are currently being offered for sale. See Note 5.

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

         As a result of the uncertainty that continues to surround Kmart's long-term viability as a retailer, the Company expects a continued delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from the sale of the Company's two remaining properties, and the Company's target of approximately $18.25 per share of aggregate liquidating distributions to shareholders, cannot be currently evaluated. The Company's ability to achieve a prompt sale(s) of its remaining assets at an acceptable price(s) remains uncertain.

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

         Other Matters

         In March and August 2003, respectively, the DOF and the New York State Department of Taxation and Finance ("NYSDOF") issued preliminary Notices of Tax Due with regard to the Company's December 2000 transfer of its New York shopping center properties to Kimco. These agencies are seeking to impose interest and penalty charges only relating to the late filing of the subject transfer tax returns. The Company does not expect to incur any material liability in connection with such notices.

         On June 5, 2003, the Company entered into a settlement agreement with the NYSDOF pursuant to which the Company paid $147,963.28, in full satisfaction of all real property transfer taxes assessed by the DOTF in connection with the Company's 1997 Formation Transactions and 1998 initial public offering.

7.  Shopping Center Portfolio

         As a consequence of the transactions completed to date pursuant to the plan of liquidation, the Company's remaining shopping center portfolio comprises two properties located in Atwater, California and Hopkinsville, Kentucky. These shopping centers represent an aggregate 200,000 square feet of gross leasable area. As of June 30, 2003, these properties were 96.9% leased to 21 tenants. The Company is actively marketing these properties for sale. Although management will endeavor to consummate a sale transaction(s), there can be no assurance that a sale(s) will be completed on satisfactory terms, if at all.

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

Results of Operations

         The Company has continued to divest portions of its shopping center portfolio pursuant to a plan of liquidation approved by shareholders on October 10, 2000. See Notes 5 and 7 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three and six months ended June 30, 2003 and 2002.

Comparison of Three Months Ended June 30, 2003 and 2002

         Revenues from rental property was $369,000 for the quarter ended June 30, 2003 compared to $735,000 for the comparable period in 2002. Expenses in the second quarter of 2003 totaled $307,000, compared to $491,000 in 2002. These changes result primarily from the disposition of three shopping center properties pursuant to the plan of liquidation.

         Other income (expense), net and Gain (loss) on sale of shopping center properties for the three months ended June 30, 2002, include $253,943 and $647,790 (net of minority share of $2,210), respectively, in charges relating to the settlement of real property transfer tax obligations. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements.

Comparison of Six Months Ended June 30, 2003 and 2002

         Revenues from rental property was $782,000 for the six months ended June 30, 2003 compared to $1,623,000 for the comparable period in 2002. Expenses in the first six months of 2003 totaled $621,000, compared to $949,000 in 2002. These changes result primarily from the disposition of three shopping center properties pursuant to the plan of liquidation.

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

         The Company expects to meet its short-term and long-term liquidity requirements generally through net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. The Company also believes that the foregoing sources of liquidity will be sufficient to fund its short-term liquidity needs for the foreseeable future. The net cash provided by operations from the Company's two
(2) remaining properties is anticipated to be sufficient to fund the operation of such properties and those of the Company. The Company is actively seeking to dispose of these properties and to complete its liquidation as soon as practicable. There can be no assurance, however, that (i) the net cash provided by the operations of the Company's properties will be sufficient to fund all such cash requirements, or (ii) the Company will be able to dispose of its properties in the near future or at prices sufficient to aggregate the estimated $18.25 total per share liquidating distributions to the shareholders of the Company, given the uncertainties relating to Kmart's long-term viability as a retailer.

         Pending the sale of its remaining shopping center properties, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from these properties and endeavor to enhance their value through its knowledge of the shopping center industry.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements.

Cash Flows

         Cash flows used in operating activities was $130,000 and $597,000 for the six months ended June 30, 2003 and 2002, respectively. This change reflects the above mentioned disposition of three shopping center properties pursuant to the plan of liquidation, the timing of payments for certain insurance policy premiums between periods and the settlement of real property transfer tax obligations relating to the Company's 1997 Formation Transactions and 1998 initial public stock offering during the first half of 2002.

         Cash flows provided by investing activities during the six months ended June 30, 2003 and 2002 was $2,568,000 and $3,657,000, respectively. See Note 5 of the accompanying Notes to Consolidated Financial Statements for information related to the sale of shopping center properties during the respective periods.

         Cash flows used in financing activities during the six months ended June 30, 2003 was $3,683,000. The Company paid its sixth liquidating distribution of $.50 per share on March 18, 2003.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         None.

Item 4.  Controls and Procedures

         Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and principal financial officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
* filed herewith


(b)      Report on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PHILIPS INTERNATIONAL REALTY CORP.

August 14, 2003                /s/ Philip Pilevsky
(Date)                         -------------------
                               Philip Pilevsky
                               Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

I, Philip Pilevsky, Chief Executive Officer and principal financial officer of Philips International Realty Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Philips International Realty Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 14, 2003                               By:  /s/ PHILIP PILEVSKY
                                                          -------------------
                                                     Philip Pilevsky
                                                     Chief Executive Officer and
                                                     principal financial officer