Form 10-Q
period 2003-09-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2003-11-06
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,340,474 shares outstanding as of October 31, 2003.

                       PHILIPS INTERNATIONAL REALTY CORP.

                                    FORM 10-Q

                                      INDEX
                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements:                                                3

         Condensed Consolidated Balance Sheets as of September 30, 2003 and   3
         December 31, 2002

         Condensed Consolidated Statements of Income for the Three and Nine   4
         Months Ended  September 30, 2003 and 2002

         Condensed Consolidated Statements of Shareholders' Equity for the    5
         Nine Months Ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows for the Nine         6
         Months Ended September 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and     15
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17

Item 4.  Controls and Procedures                                             18

Part II  OTHER INFORMATION                                                   19

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities and Use of Proceeds                           20

Item 3.  Defaults Upon Senior Securities                                     20

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    21

         Signatures                                                          26

                         PART I - FINANCIAL INFORMATION

1. Financial Statements.

                       PHILIPS INTERNATIONAL REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30, 2003     December 31, 2002
                                                                   (Unaudited)              (Note 1)
                                                                  ------------          ------------
DISCONTINUED OPERATIONS


      ASSETS
Rental properties, net - held for sale                            $  2,811,660           $ 10,102,660
Cash and cash equivalents                                            3,059,802              5,941,024
Accounts receivable, net                                               107,392                107,484
Deferred charges and prepaid expenses                                  164,991                320,827
Other assets                                                         2,213,690              2,206,614
                                                                  ------------           ------------

Total Assets                                                      $  8,357,535           $ 18,678,609
                                                                  ============           ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses                             $  1,277,187           $    961,505
Other liabilities                                                       12,501                 44,899
                                                                  ------------           ------------

Total Liabilities                                                    1,289,688              1,006,404
                                                                  ------------           ------------

Minority interests                                                      23,380                 59,664
                                                                  ------------           ------------

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized:
               no shares issued and outstanding                           --                     --
Common Stock, $.01 par value; 150,000,000 shares authorized;
               7,340,474 shares issued and outstanding                  73,405                 73,405
Additional paid in capital                                          92,668,007             92,668,007
Cumulative distributions in excess of net income                   (85,696,945)           (75,128,871)
                                                                  ------------           ------------

Total Shareholders' Equity                                           7,044,467             17,612,541
                                                                  ------------           ------------

Total Liabilities and Shareholders' Equity                        $  8,357,535           $ 18,678,609
                                                                  ============           ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                    September 30,
                                                          ---------------------------     ----------------------------
                                                               2003         2002              2003           2002
                                                               ----         ----              ----           ----
Discontinued Operations
Revenues from rental property                             $   311,212     $   674,155     $ 1,093,267     $ 2,297,147
                                                          -----------     -----------     -----------     -----------

Expenses:
               Operating expenses                              37,622         107,680         146,498         344,459
               Real estate taxes                               21,641          60,319          84,325         207,769
               Management fees to affiliates                    9,337          20,390          32,801          69,251
               General and administrative expenses            678,562         285,664       1,104,899         801,196
                                                          -----------     -----------     -----------     -----------
                                                              747,162         474,053       1,368,523       1,422,675
                                                          -----------     -----------     -----------     -----------

Operating income (loss) from discontinued operations         (435,950)        200,102        (275,256)        874,472

Minority interests in (income) loss before gain (loss)
on sale of shopping center properties                           1,450            (722)            817          (2,162)
Other income (expense), net                                     9,231          12,177          34,858        (238,651)
                                                          -----------     -----------     -----------     -----------
Income (loss)from discontinued operations before gain
      (loss) on sale of shopping center properties           (425,269)        211,557        (239,581)        633,659

Gain (loss) on sale of shopping center properties, net
of minority share of $1,873 and $2,327 in 2003 and
     $(1,861) in 2002                                         549,220            --           682,218        (545,356)

                                                          -----------     -----------     -----------     -----------

Net income from discontinued operations                   $   123,951     $   211,557     $   442,637     $    88,303
                                                          ===========     ===========     ===========     ===========

Basic and diluted net income per common share             $      0.02     $      0.03     $      0.06     $      0.01
                                                          ===========     ===========     ===========     ===========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF SHARHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                                                  Cumulative
                                                                                                 Distributions        Total
                                               Common           Stock           Additional       in Excess of     Shareholders'
                                               Shares           Amount        Paid-in Capital     Net Income         Equity
                                               ------           ------         -------------      ----------        --------

Balance, December 31, 2002                    7,340,474     $      73,405      $ 92,668,007      $(75,128,871)     $ 17,612,541
     Net income from
     discontinued operations                                                                          442,637           442,637
     Dividends on common stock                                                                    (11,010,711)      (11,010,711)

                                           ------------      ------------      ------------      ------------      ------------
Balance, September 30, 2003                   7,340,474      $     73,405      $ 92,668,007      $(85,696,945)     $  7,044,467
                                           ============      ============      ============      ============      ============


                                                                                                 Cumulative
                                                                                                Distributions        Total
                                               Common           Stock          Additional       in Excess of     Shareholders'
                                               Shares           Amount       Paid-in Capital     Net Income         Equity
                                               ------           ------        -------------      ----------        --------
Balance, December 31, 2001                   7,340,474       $     73,405     $ 92,668,007     $(71,571,286)     $ 21,170,126
    Net income from
    discontinued operations                                                                          88,303            88,303
                                          ------------       ------------     ------------     ------------      ------------
Balance, September 30, 2002                  7,340,474       $     73,405     $ 92,668,007     $(71,482,983)     $ 21,258,429
                                          ============       ============     ============     ============      ============

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                        2003              2002
                                                                        ----              ----

Cash flow used in operating activities:                            $   (33,051)       $ (454,379)
                                                                   -----------        ----------

Cash flow provided by investing activities:
         Proceeds from sale of shopping center properties            8,200,334         3,657,023
                                                                   -----------        ----------

Cash flow used in financing activities:
         Distributions to minority interests                           (37,794)               --
         Dividends paid on common stock                            (11,010,711)               --
                                                                   -----------        ----------
                                                                   (11,048,505)               --
                                                                   -----------        ----------

Net (decrease) increase in cash and cash equivalents                (2,881,222)        3,202,644

Cash and cash equivalents, beginning of period                       5,941,024           863,005
                                                                   -----------        ----------

Cash and cash equivalents, end of period                           $ 3,059,802        $4,065,649
                                                                   ===========        ==========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003


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

2. Income per Common Share

         Basic and diluted net income per common share in the accompanying Condensed Consolidated Statements of Income are based upon weighted average numbers of 7,340,474 shares of common stock outstanding for the three and nine months ended September 30, 2003 and 2002.

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

         On October 11, 2000, the Company announced that its stockholders had approved a plan of liquidation for the Company, pursuant to which the Company planned to (a) transfer its interests in affiliated entities that owned eight shopping centers to Kimco Income Operating Partnership, L.P. for cash and the assumption of indebtedness, (b) transfer its interests in entities that owned four shopping centers and two redevelopment properties, subject to certain indebtedness, to Philip Pilevsky, the chief executive officer, and certain of his affiliates and family members (the "Related Limited Partners") in exchange for cash and the redemption of units in the Company's operating partnership, (c) sell its remaining assets for cash, (d) pay or provide for its liabilities and expenses, (e) distribute the net cash proceeds of the liquidation, then estimated at $18.25 per share of common stock, to the stockholders in two or more liquidating distributions, and (f) wind up operations and dissolve. On December 22, 2000, the Company paid the initial liquidating distribution of $13 per share of common stock upon substantial completion of the transactions referenced in (a) and (b) above. Subsequent liquidating distributions of $1.00, $.75, $.50, $.50, $.50, and $1.00 per share (bringing the total paid to date to $17.25 per share) were paid on July 9, 2001, September 24, 2001, November 19, 2001, October 22, 2002, March 18, 2003 (unaudited) and September 16, 2003 (unaudited), respectively, following sales of the Company's shopping center properties located in Lake Worth, Florida, Alexandria, Minnesota, Port Angeles, Washington, McHenry, Illinois, Sacramento, California, Reedley, California, and Atwater, California. The Company's one remaining shopping center is currently being offered for sale. See Note 5.

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

         On January 24, 2003, Kmart filed a plan of reorganization and related disclosure statement with the bankruptcy court. Confirmation hearings were scheduled for April 14 and 15, 2003. Assuming the court approved the disclosure statement and the plan was confirmed, Kmart's filings indicated it would emerge from Chapter 11 on or about April 30, 2003. In connection therewith, Kmart filed a motion dated February 5, 2003 with the court seeking to extend the deadline by which it must assume or reject certain "go-forward" leases of real property from March 31, 2003 to the effective date of a plan reorganization, but no later than May 31, 2003. The Company did not object to this motion as it pertained to its leases with Kmart at its Atwater, California and Hopkinsville, Kentucky shopping centers.

         On April 22, 2003, Kmart announced that the bankruptcy court had approved its plan of reorganization. Kmart subsequently emerged from Chapter 11 on May 6, 2003. The Company's leases with Kmart at its then two remaining shopping centers, Atwater, California and Hopkinsville, Kentucky were assumed in connection with this restructuring.

         As a result of the uncertainty that continues to surround Kmart's long-term viability as a retailer, the Company expects a continued delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from the sale of the Company's now one remaining property, and the Company's target of approximately $18.25 per share of aggregate liquidating distributions to shareholders, cannot be currently evaluated. The Company's ability to achieve a prompt sale of its remaining asset at an acceptable price remains uncertain.

5. Property Dispositions

         Pursuant to its plan of liquidation, on June 14, 2001, the Company completed the sale of its redevelopment site located in Lake Worth, Florida (the "Lake Worth Property") to the Related Limited Partners, for approximately $7.6 million in cash, pursuant to an Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000 (the "Lake Worth Agreement"). The sale of this property resulted in a gain of approximately $300,000.

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

         On June 28, 2002, the Company entered into a settlement agreement with the New York City Department of Finance (the "NYCDOF") pursuant to which the Company paid $903,943, including principal of $650,000 and interest of $253,943, in full satisfaction of all real property transfer taxes, interest and penalties assessed by the NYCDOF in May 2002 in connection with the Company's 1997 Formation Transactions and 1998 initial public stock offering. The shopping center properties relating to the subject tax assessments have been previously disposed in connection with the plan of liquidation. Accordingly, the principal and interest components of the settlement payment have been charged to Gain
(loss) on sale of shopping center properties and Other income (expense), respectively, in the accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 2002.

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

         On August 26, 2003, the Company completed the sale of its shopping center on Bellevue Road in Atwater, California for the price of $6.0 million in cash, pursuant to a Purchase and Sale Agreement dated June 23, 2003 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and Nationwide Properties, LLC, a California limited liability company, as Buyer. This transaction resulted in a gain of approximately $549,000.

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

         The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors and officers' insurance policy and included in Other assets in the accompanying Condensed Consolidated Balance Sheets. However, there can be no assurance that the carrier will not seek to disqualify certain of such costs.

         The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

         Other Matters

         In March and August 2003, the NYCDOF and the New York State Department of Taxation and Finance ("NYSDOF") issued preliminary Notices of Tax Due with regard to the Company's December 2000 transfer of its New York shopping center properties to Kimco. These agencies are seeking to impose interest and penalty charges only relating to the late filing of the subject transfer tax returns. The Company does not expect to incur any material liability in connection with such notices.

         On June 5, 2003, the Company entered into a settlement agreement with the NYSDOF pursuant to which the Company paid $147,963.28, in full satisfaction of all real property transfer taxes assessed by the NYSDOF in connection with the Company's 1997 Formation Transactions and 1998 initial public offering.

         In conjunction with the Company's adoption of its plan of liquidation and the disposal of substantially all of its shopping center properties, options previously outstanding at December 31, 2000 under the Company's stock option plan (approximately 705,000 shares at a weighted average exercise price per share of $17.43) became fully vested and replaced one-foe-one by a contractual right (a "Contract Right") to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment. The Company believes it has adequately accrued for amounts which may become due and payable pursuant to such Contract Rights.

7. Shopping Center Portfolio

         As a consequence of the transactions completed to date pursuant to the plan of liquidation, the Company's remaining shopping center portfolio comprises a single property located in Hopkinsville, Kentucky. This shopping center represents 90,000 square feet of gross leasable area. As of September 30, 2003, this property was 93% leased to 9 tenants. The Company is actively marketing this property for sale. Although the Company will endeavor to consummate a sale transaction, there can be no assurance that a sale will be completed on satisfactory terms, if at all.

                                     PART I

                              FINANCIAL INFORMATION
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

         The Company has continued to divest portions of its shopping center portfolio pursuant to a plan of liquidation approved by shareholders on October 10, 2000. See Notes 5 and 7 of the accompanying Notes to Condensed Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three and nine months ended September 30, 2003 and 2002.

Comparison of Three Months Ended September 30, 2003 and 2002

         Revenues from rental property were $311,000 for the quarter ended September 30, 2003 compared to $674,000 for the comparable period in 2002. Expenses in the third quarter of 2003 totaled $747,000, compared to $474,000 for the comparable period in 2002. These changes result primarily from the disposition of shopping center properties pursuant to the plan of liquidation, and the provision during 2003 for amounts which may become due and payable pursuant to the Company's Contract Rights Agreements outstanding. See Notes 5 and 6 of the accompanying Notes to Condensed Consolidated Financial Statements.

Comparison of Nine Months Ended September 30, 2003 and 2002

         Revenues from rental property were $1,093,000 for the nine months ended September 30, 2003 compared to $2,297,000 for the comparable period in 2002. Expenses in the first nine months of 2003 totaled $1,369,000, compared to $1,423,000 for the comparable period in 2002. These changes result primarily from the disposition of shopping center properties pursuant to the plan of liquidation, and the provision during 2003 for amounts which may become due and payable pursuant to the Company's Contract Rights Agreements outstanding. See Notes 5 and 6 of the accompanying Notes to Condensed Consolidated Financial Statements.

         Other income (expense), net and Gain (loss) on sale of shopping center properties for the nine months ended September 30, 2002, include charges relating to the settlement of real property transfer tax obligations. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

         The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

         The Company believes that the net cash flow provided by the operation of its one remaining shopping center property, together with cash provided by property dispositions pursuant to the plan of liquidation, will be sufficient to allow the Company to make distributions necessary to continue to qualify as a REIT. However, the rental income generated by the Company's one remaining shopping center property is not expected to be sufficient to fund the operating expenses of this property and those of the Company. The Company is actively seeking to divest its remaining property and complete its plan of liquidation as soon as practicable. There can be no assurance, however, that the Company will be able to dispose of this property in the near future or at a price sufficient to support the estimated $18.25 total per share liquidating distributions to the shareholders of the Company, given the uncertainties relating to Kmart's long term viability as a retailer.

         Pending the sale of its remaining shopping center property, the Company will continue to utilize its long-standing asset and property management practices to maximize cash flow from this property and endeavor to enhance its value through its knowledge of the shopping center industry.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements.

Cash Flows

         Cash flows used in operating activities was $33,000 and $454,000 for the nine months ended September 30, 2003 and 2002, respectively. This change reflects the above mentioned disposition of shopping center properties pursuant to the plan of liquidation, the timing of payments for certain insurance policy premiums between periods and the settlement of real property transfer tax obligations relating to the Company's 1997 Formation Transactions and 1998 initial public stock offering during 2002.

         Cash flows provided by investing activities during the nine months ended September 30, 2003 and 2002 was $8,200,000 and $3,657,000, respectively. See Note 5 of the accompanying Notes to Consolidated Financial Statements for information related to the sales of shopping center properties during the respective periods.

         Cash flows used in financing activities during the nine months ended September 30, 2003 was $11,049,000. The Company paid liquidating distributions of $.50 per share on March 18, 2003 (unaudited) and $1.00 per share on September 16, 2003 (unaudited).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4.   Controls and Procedures.

         Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and principal financial officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

Exhibit                         Exhibit Title
Number
-------   ---------------------------------------------------------------------

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

3.2      Articles Supplementary of Series A Preferred Stock (filed as Exhibit
         3.2 to the Company's Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference).

3.3 Articles Supplementary dated July 27, 1999 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

3.4 Third Amended and Restated By-Laws of the Company dated July 27, 1999 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

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

10.5 Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.6 Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.7 Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.8     Employment Agreement between the Company and Louis J. Petra (filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.9     Employment Agreement between the Company and Sheila Levine (filed as
         Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.10    Employment Agreement between the Company and Carl Kraus (filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

10.11 Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998, and incorporated herein by reference).

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

--------------
* filed herewith


(b) Report on Form 8-K

         On September 3, 2003, the Company filed a Current Report on Form 8-K dated August 26, 2003 to disclose, and furnish certain pro forma financial information related to, the sale of its shopping center property on Bellevue Road in Atwater, California to Nationwide Properties, LLC, a California limited liability company, for the price of $6.0 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHILIPS INTERNATIONAL REALTY CORP.

Date: November 6, 2003                  By: /s/ PHILIP PILEVSKY
                                            -------------------
                                            Philip Pilevsky
                                            Chairman of the Board and Chief
                                            Executive Officer

Exhibit Index

Exhibit                              Exhibit Title
Number
-------   ---------------------------------------------------------------------
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

3.2      Articles Supplementary of Series A Preferred Stock (filed as Exhibit
         3.2 to the Company's Current Report on Form 8-K dated December 31, 1997 and incorporated herein by reference).

3.3 Articles Supplementary dated July 27, 1999 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

3.4 Third Amended and Restated By-Laws of the Company dated July 27, 1999 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

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

10.5 Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.6 Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

10.7 Amendment No. 1 to Contribution and Exchange Agreement, dated as of December 29, 1997 (filed as Exhibit 10.13 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.8     Employment Agreement between the Company and Louis J. Petra (filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.9     Employment Agreement between the Company and Sheila Levine (filed as
         Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 1997, and incorporated herein by reference).

10.10    Employment Agreement between the Company and Carl Kraus (filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

10.11 Credit Agreement among the Operating Partnership and Prudential Securities Credit Corporation (filed as Exhibit 10.18 to the Company's Report on Form 10-Q for the period ended March 31, 1998, and incorporated herein by reference).

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