Form 10-K
period 2003-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2004-03-30
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-23463

                       PHILIPS INTERNATIONAL REALTY CORP.
             (Exact name of registrant as specified in its charter)


          Maryland                                      13-3963667
 (State or other jurisdiction of                      (IRS Employer
  Incorporation or Organization)                   Identification No.)

        295 Madison Avenue, 2nd Floor
        New York, New York                               10017
  (Address of principal executive office)             (Zip Code)

       Registrant's telephone number, including area code: (212) 545-1100

           Securities registered pursuant to Section 12(g) of the Act:


   Common Stock, $0.01 par value                          None
-------------------------------------------------------------------------------
  (Title of Each Class)                    (Name of Each Exchange on Which
                                           Registered)

        Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |_| No |X|

As of March 15, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.8 million. The aggregate market value was computed with reference to the average bid and asked prices of the stock as quoted on the OTC Bulletin Board on such date. The calculation does not reflect a determination that persons are non-affiliates for any other purpose.

As of March 15, 2004, 7,340,474 shares of common stock, $.01 par value, of the Company (the "Common Stock") were outstanding.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained on page number 34 herein.

DOCUMENTS INCORPORATED BY REFERENCE: None

                       PHILIPS INTERNATIONAL REALTY CORP.
                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                                                  Page
                                                                                                                  ----

PART I

Item 1.   Business                                                                                                  1
Item 2.   Properties                                                                                                6
Item 3.   Legal Proceedings                                                                                         6
Item 4.   Submission of Matters to a Vote of Security Holders                                                       6

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
          Purchases of Equity Securities                                                                            7
Item 6.   Selected Financial Data                                                                                   8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                     9
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                               10
Item 8.   Financial Statements and Supplementary Data                                                              11
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                     11
Item 9A.  Controls and Procedures                                                                                  11

PART III

Item 10.   Directors and Executive Officers of the Registrant                                                      11
Item 11.   Executive Compensation                                                                                  13
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters          16
Item 13.   Certain Relationships and Related Transactions                                                          17
Item 14.   Principal Accountant Fees and Services                                                                  18

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                        18

                                     PART I

ITEM 1. BUSINESS

General

Philips International Realty Corp. (the "Company") is a real estate investment trust ("REIT") originally formed to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the "Philips Group"). The Philips Group had been engaged for many years in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly concentrated in the greater New York and Miami metropolitan areas.

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

At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares outstanding were voted, with 99.7% of these votes cast, in favor of a plan of liquidation.

The plan of liquidation approved by stockholders generally provided for (i) the disposition of the Company's real estate properties for cash, the assumption of indebtedness and/or the redemption of certain equity interests in the Company,
(ii) payment or provision for the Company's liabilities, (iii) distribution of the net cash proceeds, then estimated at $18.25 per share of common stock, to stockholders in two or more liquidating distributions, and (iv) the wind-up of operations and dissolution of the Company.

The Company has recently completed the disposition of the last of its real estate properties and has distributed to date $17.75 per share in cash to its stockholders. This has been achieved through a series of ten property sales and/or redemption transactions, and eight liquidating distributions as more fully described below. See "Item 1. Business - Plan of Liquidation."

The Board of Directors of the Company is currently seeking (i) final resolution of a certain class action filed against the Company and its directors in connection with the plan of liquidation, and (ii) recovery of $2.1 million expended by the Company in defense of this action pursuant to the terms of its directors and officers' insurance policy. (See "Item 3 - Legal Proceedings"). Upon completion of such matters, the Board of Directors currently intends to declare a ninth liquidating distribution and then may act to dissolve the corporation, transferring the Company's then residual miscellaneous assets, liabilities and contingent obligations, if any, into a liquidating trust. As any such assets are realized, liabilities paid and contingencies resolved, future liquidating distributions would be made from the trust at such times and in such amounts as the trustee deems appropriate. Notwithstanding that (i) the weak economic environment since adoption of the plan of liquidation in October 2000 has depressed retail rents and real property values, and (ii) the Company had to contend with the Kmart Chapter 11 bankruptcy proceedings in seeking to divest many of its shopping center properties in which this troubled retailer was the anchor tenant, the Company currently expects total distributions to shareholders will be within 1% of the originally projected total of $18.25 per share.

There can be no assurances, however, pending further research into the economic, tax and governance issues associated with dissolution of the corporation and creation of a liquidating trust, whether the wind-down of the Company's operations will proceed as described above. The Company may not form such liquidating trust and may simply continue in its current form until such time as its liquidation is complete. Further, there can be no assurances, given the significant legal and business matters yet to be resolved, whether the total distributions to shareholders will be as currently projected.

Plan of Liquidation

The following is a chronology of the events which have transpired to date pursuant to the plan of liquidation approved by stockholders on October 10, 2000.

In November 2000, the Company completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to former unit holders in the Operating Partnership, including Philip Pilevsky, the Company's Chairman and Chief Executive Officer (collectively, the "Related Limited Partners") ("The Hialeah Agreements"). The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of the Related Limited Partners' entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit).

On December 4, 2000, certain affiliates of the Company disposed of interests in eight properties aggregating approximately 1,178,000 square feet to Kimco Income Operating Partnership, L.P. ("Kimco") for a total consideration of $137 million pursuant to an Asset Contribution, Purchase and Sale Agreement dated as of April 28, 2000. The purchase price was comprised of approximately $71.1 million in cash, $55.4 million in mortgage debt assumption and $10.5 million of equity redemption (576,326 Operating Partnership Units valued at $18.25 per Unit). The properties included four New York shopping centers (Forest Avenue Shoppers Town, Meadowbrook Commons, Merrick Commons and Mill Basin Plaza), two Connecticut shopping centers (Branhaven Plaza and Elm Plaza), one shopping center property in New Jersey (Millside Plaza) and one shopping center property in Massachusetts (Foxboro Plaza).

On June 14, 2001, the Company completed the sale of its redevelopment site located in Lake Worth, Florida (the "Lake Worth Property") to the Related Limited Partners, for approximately $7.6 million in cash, pursuant to an Amended and Restated Purchase and Sale Agreement dated as of June 20, 2000 (the "Lake Worth Agreement").

The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted, up or down, so that the aggregate value per Unit received by them in connection with the distribution to the Related Limited Partners of the Company's four shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per share), and the total per share value received by the Company's stockholders in the liquidation, will be the same.

On August 31, 2001, the Company completed the sale of its North Star Shopping Center in Alexandria, Minnesota for approximately $4.5 million pursuant to the Sale and Purchase Agreement dated July 16, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and Repco LLP, as successor to Kordel, Inc., a Minnesota corporation, as Buyer.

On October 31, 2001, the Company completed the sale of its Highway 101 Shopping Center in Port Angeles, Washington for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated June 14, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and BDG LLC, as successor to 3 Puyallup Associates, LLC, a Washington limited liability company, as Buyer.

On January 29, 2002, the Company announced that Kmart Corporation's ("Kmart") Chapter 11 bankruptcy filing was likely to delay the sales of the Company's then five remaining properties pursuant to the Company's plan of liquidation, and might result in a reduction of the remaining projected liquidating distributions of $3.00 per common share. Further, the Company reported that Kmart leased a significant portion of the space in each of the Company's then five remaining shopping center properties, of which four stores were currently operating and one Kmart store in Reedley, California was closed. While operating in bankruptcy, Kmart announced that it would seek immediate cancellation of leases at closed locations. As a result of the uncertainty pertaining to the ultimate status of the Kmart leases, the Company expected a delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from sales of the then remaining five properties could not then be evaluated.

On February 19, 2002, the Company announced that the New York Stock Exchange (the "NYSE") had advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization fell below $15 million ($2.05 per common share) over a 30-day trading period.

On March 13, 2002, the Company announced that its four properties with operating Kmart stores (Sacramento, CA, Atwater, CA, McHenry, IL and Hopkinsville, KY) were not affected by Kmart's recent announcement of store closings. Kmart had been operating under the protection of Chapter 11 of the Bankruptcy Code, and the Court approved the cancellation of the Kmart lease at the Company's then fifth remaining property, located in Reedley, California, in January. Although none of the Company's remaining Kmart stores were targeted for closure at such time, there could be no assurance that Kmart would not seek to cancel additional leases while it was in bankruptcy. Further, the Company objected to Kmart's request for an extension of the 60-day period in which the debtor must assume or reject the Company's leases under the Bankruptcy Code. Kmart was seeking an extension on all remaining leases through July 2003, and the Courts generally grant such significant extensions. As to the Company's Kmart leases, the Court approved an agreement with Kmart whereby all leases which had not been assumed or rejected on or before September 30, 2002 would be subject to certain protections from October 1, 2002 through January 15, 2003 which, among other things, precluded store closings during this period. In addition, the Court set March 31, 2003 as the deadline for Kmart to assume or reject the Company's leases without prejudice to Kmart's right to seek further extension.

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

On October 8, 2002, the Company announced that it expected the New York Stock Exchange would commence action to suspend trading and apply to delist the Company's shares of common stock on the NYSE concurrent with payment of the fifth liquidating distribution scheduled to be paid on October 22, 2002. If the Company's shares ceased to be traded on the NYSE, the Company indicated it believed that an alternative trading venue may be available; however, there could be no assurance that such an alternative market would develop. If the Company was delisted from the NYSE, the Company further noted that it had no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ.

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

The Company has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ. However, unless and until the Board of Directors acts to dissolve the corporation, the Company believes that alternative trading venues, such as the "Pink Sheets" and the "OTC Bulletin Board," will continue to be available to its shareholders. There can be no assurance, however, that any such alternative markets will remain active. The Company may also cease filing periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act") after the filing of this Annual Report on Form 10-K in order to reduce expenses. Pertinent information will be disseminated by press release and perhaps the filing of current reports on Form 8-K. If the Company ceases to file periodic reports, it will be out of compliance with its obligations under the 1934 Act and Securities and Exchange Commission ("SEC") Rule 144 will become unavailable for the resale of shares by affiliates of the Company. Alternatively, if the Company continues to file periodic reports and if it is still in existence at the time the Annual Report on Form 10-K is required to be filed for the year ending December 31, 2004, the Company may elect to include unaudited financial statements in such report to reduce expenses, unless required to do otherwise.

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

On December 12, 2003, the Company completed the sale of its shopping center on Fort Campbell Boulevard in Hopkinsville, Kentucky for the price of $2.875 million in cash, pursuant to a Purchase and Sale Agreement dated December 4, 2003 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and Kmart Express LLC, a Michigan limited liability company, as Buyer. With the completion of such sale, the Company ceased all active business operations and now exists solely to complete its liquidation.

The Board of Directors of the Company authorized liquidating distributions generally following each of the foregoing asset dispositions as follows:

                                                       Per Share
          Date Paid                                       Amount
          ---------                                       ------

          December 22, 2000                               $13.00
          July 9, 2001                                      1.00
          September 24, 2001                                0.75
          November 19, 2001                                 0.50
          October 22, 2002                                  0.50
          March 18, 2003                                    0.50
          September 16, 2003                                1.00
          January 6, 2004                                   0.50
                                                          ------

                                                          $17.75
                                                          ======


Other Dispositions of Real Estate Interests

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

Management and Capital Structure

Philip Pilevsky is the Chairman of the Board of Directors and Chief Executive Officer, President, principal financial officer and Secretary of the Company. Mr. Pilevsky receives no compensation for his services.

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

The wind-down of the Company's operations is being strategically directed by its Board of Directors, with the considered advice and counsel of the Company's professional consultants.

The Company was incorporated in Maryland on July 16, 1997. Its executive offices are located at 295 Madison Avenue, 2nd Floor, New York, New York 10017, and its telephone number is (212) 545-1100.

As of December 31, 2000, the Company had utilized proceeds from property dispositions in part to satisfy all outstanding mortgage indebtedness. While the Company's organizational documents do not limit the amount of indebtedness that the Company may incur, there was no secured debt outstanding at December 31, 2003 and the Company does not expect to incur any such debt in the future.

Employees

Philip Pilevsky was the sole employee of the Company as of December 31, 2003. Mr. Pilevsky does not currently receive any remuneration for services rendered in his capacities as described above. Mr. Pilevsky is, however, a shareholder of the Company and receives liquidating distributions in respect of this equity interest as may be declared from time to time by the Board generally with regard to all shares of common stock then outstanding.

Industry Segments

The Company historically operated in a single industry segment -- real estate. The Company did not have any foreign operations and its business was not seasonal. See the financial statements attached hereto and incorporated by reference herein for financial information relating to the Company's historic real estate activities.

Risk Factors

The Company is actively seeking to realize its remaining assets, settle its liabilities and resolve its contingent obligations. It is not presently determinable whether, upon completion of the liquidation, the net assets available for distribution to shareholders will differ materially from the amount shown in the accompanying Consolidated Statement of Net Assets in Liquidation.

The Company's ability to complete its plan of liquidation and achieve its estimated total cash distributions to stockholders may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors.

We are dependent upon our Board of Directors, Chief Executive Officer and professional consultants whose continued service is not guaranteed.

We are dependent upon our Board of Directors, Chief Executive Officer and professional consultants for strategic business direction in the wind-down of the Company's operations, including the resolution of certain pending litigation and the realization of the Company's residual assets. Loss of their services could adversely affect us. We cannot assure you that our Board of Directors, Chief Executive Officer and professional consultants will continue to provide services to us.

Mr. Louis Petra resigned as our President and as a Director in October 2001. Mr. Petra remains a consultant to us on a per diem basis. Sheila Levine, former Chief Operating Officer, Executive Vice President and Secretary, resigned such offices and terminated her at-will employment agreement with the Company effective November 12, 2002. Ms Levine remains a member of our Board of Directors. Mr. Carl Kraus resigned as our Chief Financial Officer effective March 31, 2002. We no longer have the services of Mr. Kraus, and we only have the services of Mr. Petra, as consultant, and Ms. Levine, as a Board member, on a limited basis.

Inability to make required distributions to shareholders could affect our real estate investment trust status.

For the Internal Revenue Service to treat us as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), we must distribute to our shareholders at least 90% of our real estate investment trust taxable income each year. We cannot assure you that we will satisfy the annual distribution requirement to qualify as a real estate investment trust.

Consequences of any failure to qualify as a real estate investment trust could adversely affect our financial condition.

Our failure to qualify as a real estate investment trust for federal income tax purposes could adversely affect our financial and other conditions.

Tax liabilities as a consequence of failure to qualify as a real estate investment trust. We elected to be treated and have operated so as to qualify as a real estate investment trust for federal income tax purposes since our taxable year ended December 31, 1997. Although we believe we will continue to operate in such manner, we cannot guarantee that we will do so. Qualification as a real estate investment trust depends on our meeting various requirements (some on an annual and quarterly basis) established under highly technical and complex tax provisions of the Internal Revenue Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, we cannot assure you that we will qualify as a real estate investment trust for any taxable year.

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

A loss of real estate investment trust status could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate any requirement that we make distributions to our shareholders.

Other tax liabilities. Even if we qualify as a real estate investment trust, we are subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes.

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

General. Our Board of Directors determines (1) our investment and financing policies, (2) our operating strategy, and (3) our debt, capitalization, distribution and operating policies. At any time and without your approval, the Board of Directors may revise or amend these policies and strategies. Such changes could adversely affect our financial condition or results of operations.

Issuance of additional securities. You do not have any preemptive right to acquire any common stock or other equity or debt securities we may offer. Any such issuance of securities could dilute your investment.

Disclosure regarding forward-looking statements.

The Company considers portions of this information to be forward-looking statements within the meaning of Section 21E of the 1934 Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Company has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Company's principal tenants compete; any failure of the general economy to recover from the current economic downturn; the extent of any tenant bankruptcies; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for shopping center properties; changes in interest rate levels; changes in operating costs; the Company's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Company and the statements contained herein, see the "Risk Factors" section. The Company assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

ITEM 2. PROPERTIES

As of December 31, 2003, the Company had divested all of its real estate properties and was conducting no active business operations. See "Item 1 - Business - Plan of Liquidation."

ITEM 3. LEGAL PROCEEDINGS

On October 2, 2000, a class action was filed in the United States District Court for the Southern District of New York against the Company and its directors. The complaint alleged a number of improprieties concerning the pending plan of liquidation of the Company. The Company believes that the asserted claims are without merit, and will defend against such claims vigorously. On November 9, 2000, the Court, ruling from the bench, denied the plaintiff's motion for a preliminary injunction. This bench ruling was followed by a written order dated November 30, 2000 wherein the Court concluded that the plaintiff had failed to demonstrate either that it was likely to succeed on the merits of its case or that there were sufficiently serious questions going to the merits of its case to make it fair ground for litigation.

On February 5, 2002 the Court denied the plaintiff's motion for class action certification. The plaintiff may elect to proceed with its claims on its own now that class certification has been denied. The plaintiff also has asserted derivative claims for alleged breaches of fiduciary duty by the directors of the Company. The Company believes that such derivative claims are deficient for, among other reasons, the grounds upon which class certification was denied. The Company believes that all of the asserted claims are without merit, and will defend against such claims vigorously.

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

The Board of Directors of the Company is currently seeking (i) final resolution of this pending class action, and (ii) recovery of $2.1 million expended by the Company in defense of this action pursuant of the terms of its directors' and officers' insurance policy. While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders.

Except as noted above, the Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company, or which is not covered by the Company's liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The Company has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ. However, unless and until the Board of Directors acts to dissolve the corporation, the Company believes that alternative trading venues, such as the "Pink Sheets" and the "OTC Bulletin Board," will continue to be available to its shareholders. There can be no assurance, however, that any such alternative markets will remain active. The Company may also cease filing periodic reports under the 1934 Act after the filing of this Annual Report on Form 10-K in order to reduce expenses. Pertinent information will be disseminated by press release and perhaps the filing of current reports on Form 8-K. If the Company ceases to file periodic reports, it will be out of compliance with its obligations under the 1934 Act and SEC Rule 144 will become unavailable for the resale of shares by affiliates of the Company. Alternatively, if the Company continues to file periodic reports and if it is still in existence at the time the Annual Report on Form 10-K is required to be filed for the year ending December 31, 2004, the Company may elect to include unaudited financial statements in such report to reduce expenses, unless required to do otherwise.

Market Information

The following table sets forth the high and low bid prices for the Company's common stock, as quoted on the OTC Bulletin Board, for the period October 23, 2002 through December 31, 2003. These high and low bid quotations were furnished by a representative of the OTC Bulletin Board, represent prices between broker-dealers (without regard to retail mark-ups and mark-downs or any commissions to the broker-dealer), and may not reflect prices for the Company's common stock in actual transactions.

                  2003:                            High             Low
                  -----                            ----             ---
                  First Quarter                    $2.00           $1.40
                  Second Quarter                   $1.73           $1.46
                  Third Quarter                    $1.88           $0.86
                  Fourth Quarter                   $0.97           $0.90

                  2002:
                  October 23 - December 31         $1.65           $1.25


The following table sets forth the quarterly high, low and closing price per share of common stock reported on the NYSE for the period January 1, 2002 through October 22, 2002:

        2002:                              High        Low       Close
        ----                               ----        ---       -----

        First Quarter                     $2.50      $1.77       $2.45
        Second Quarter                    $2.50      $2.00       $2.07
        Third Quarter                     $2.15      $1.77       $1.88
        Fourth Quarter (to October 22)    $2.00      $1.71       $1.95


On March 15, 2004, the average bid and asked prices of the Company's common stock as quoted on the OTC Bulletin Board was $0.40 per share.

Holders

On March 15, 2004, the Company had approximately 1,150 common shareholders of record.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities in the years ended December 31, 2003, 2002 or 2001.

Dividends and Distributions

The Company paid distributions on its common stock during calendar years 2003 and 2002 as follows:

                                         Record         Date of        Amount
Date of Declaration                       Date          Payment       Per Share
                                          ----          -------       ---------

2003:
8/28/03................................     9/9/03      9/16/03        $1.00*
3/3/03.................................    3/11/03      3/18/03        $0.50*

2002:
10/8/02................................   10/15/02     10/22/02        $0.50*


* Constituted liquidating distributions under the Company's plan of liquidation.

Prior to any dissolution of the Company, at which point a designated trustee (if a trust is established) would have discretion, future distributions will be determined by the Board of Directors and will be dependent upon a number of factors. In addition, in order to maintain its qualification as a REIT under the Code, the Company is, in general, required to distribute currently 90% of its taxable income. Upon the stockholders' approval of the plan of liquidation in October 2000, the Company suspended the payment of regular quarterly dividends. Pursuant to the plan of liquidation, a total of $17.75 has been distributed to date.

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

In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options outstanding at December 31, 2000 (705,500 shares at a weighted average exercise price of $17.43) became fully vested and were replaced one-for-one by a contractual right (a "Contract Right") to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment. No additional stock options or Contract Rights have been issued since December 2000.

See "Item 11 - Executive Compensation" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. This information should be read in conjunction with all of the financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. See "Item 1 - Business-Plan of Liquidation."

                                                           2003          2002          2001         2000          1999
                                                           ----          ----          ----         ----          ----
                                                               (In thousands, except per share and property data)
Operating Data (discontinued operations):
Revenues from rental property                             $1,203        $2,791        $5,023       $43,134      $42,457
Income (Loss) from discontinued operations before
extraordinary items                                         (115)        113          2,743         49,997        8,336
Income (Loss) from discontinued operations before
extraordinary items, per common share:
Basic                                                      (.02)           .02           .37          6.81         1.14
Diluted                                                    (.02)           .02           .37          6.81         1.14
Balance Sheet Data:
Rental properties, net, at cost                               --        10,103        18,974        33,579      261,631
Investments in real estate joint ventures                     --            --           --             --       25,134
Total assets                                               8,834        18,679        22,385        37,572      306,550
Mortgages and notes payable                                   --            --           --             --      181,955
Shareholders' equity                                          --        17,613        21,170        34,944       86,854
Net assets in liquidation                                  2,817            --            --            --           --
Other Data:
Net cash provided by (used in) operating                    (42)           427         (298)        10,038       15,784
activities
Net cash provided by (used in) investing                  10,973         8,334        16,029      120,268      (51,760)
activities
Net cash provided by (used in) financing                (11,049)       (3,683)     (16,573)      (131,785)       30,044
activities
Cash dividends declared per share                           2.00           .50          2.25         13.76         1.51
GLA (sq.ft.) (at end of period)                               --       272,430       477,901       890,663    3,889,514
Occupancy of Properties owned (%) (at end of                  --          84.2          90.7          83.1         90.5
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

Results of Operations

During each of the three years in the period ended December 31, 2003, the Company divested portions of its shopping center portfolio pursuant to a plan of liquidation approved by shareholders on October 10, 2000. See Note 2 of the accompanying Notes to Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the three years ended December 31, 2003, 2002 and 2001.

Comparison of Year Ended December 31, 2003 to December 31, 2002.

Revenues from rental property were $1,203,000 for the year ended December 31, 2003 compared to $2,791,000 for the year ended December 31, 2002. Expenses were $1,555,000 during 2003 as compared to $1,729,000 during 2002. These changes resulted primarily from the above-mentioned disposition of portions of the Company's shopping center portfolio pursuant to the plan of liquidation during the respective periods. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

Other income (expense), net for year ended December 31, 2003, includes $250,000 in estimated legal and other charges relating to the recovery of certain assets of the Company. Other income (expense), net for year ended December 31, 2002, includes $253,943 in interest charges relating to the settlement of real property transfer tax obligations. See Note 7 of the accompanying Notes to Consolidated Financial Statements.

Reference should be made to Note 2 of the accompanying Notes to Consolidated Financial Statements for information relating to the gains (losses) on sales of shopping center properties during these respective periods.

The Company adopted the liquidation basis of accounting as of December 31, 2003. Reference should be made to Note 3 of the accompanying Notes to Consolidated Financial Statements for information relating to the accrual of the estimated costs of liquidation.

Comparison of Year Ended December 31, 2002 to December 31, 2001

Revenues from rental property were $2,791,000 for the year ended December 31, 2002 compared to $5,023,000 for the year ended December 31, 2001. Expenses were $1,729,000 during 2002 as compared to $2,675,000 in 2001. These changes resulted primarily from the above-mentioned disposition of portions of the Company's shopping center portfolio pursuant to the plan of liquidation during these respective periods. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

Other income (expense), net for year ended December 31, 2002, includes $253,943 in interest charges relating to the settlement of real property transfer tax obligations. See Note 7 of the accompanying Notes to Consolidated Financial Statements.

Reference should be made to Note 2 of the accompanying Notes to Consolidated Financial Statements for information relating to the gains (losses) on sales of shopping center properties during these respective periods.

Liquidity and Capital Resources

The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

The Company believes that its net cash reserves will be sufficient to (i) make distributions necessary to enable the Company to continue to qualify as a REIT, and (ii) fund the wind-down of operations and dissolution of the Company. There can be no assurances, however, whether the total distributions to stockholders will differ materially from the amount shown in the accompanying Consolidated Statement of Net Assets in Liquidation.

Cash Flows

Comparison of the Year Ended December 31, 2003 to December 31, 2002.

Net cash (used in) provided by operating activities was $(42,000) for the year ended December 31, 2003, as compared to $427,000 for the year ended December 31, 2002. This change is primarily attributable to the above-mentioned disposition of shopping center properties pursuant to the plan of liquidation during the respective periods.

Net cash provided by investing activities was $10,973,000 during 2003, as compared to $8,334,000 during 2002. See Note 2 of the accompanying Notes to Consolidated Financial Statements for information pertaining to the sales of shopping center properties during these respective periods.

Net cash used in financing activities was $11,049,000 during 2003 as compared to $3,683,000 during 2002. See Note 10 of the accompanying Notes to Consolidated Financial Statements for information relating to dividends paid during these respective periods.

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

Net cash provided by investing activities was $8,334,000 during 2002, as compared to $16,029,000 during 2001. See Note 2 of the accompanying Notes to Consolidated Financial Statements for information pertaining to the sales of shopping center properties during these respective periods.

Net cash used in financing activities was $3,683,000 during 2002 as compared to $16,573,000 during 2001. See Note 10 of the accompanying Notes to Consolidated Financial Statements for information relating to dividends paid during these respective periods.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of consolidated financial statements.

Basis of Presentation

The Company adopted the liquidation basis of accounting as of December 31, 2003. The liquidation basis of accounting is appropriate when liquidation appears imminent, a company can no longer be classified as a going concern, and the net realizable values of a company's assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated realizable value (on an undiscounted basis) and estimated costs of liquidating the Company are provided to the extent reasonably determinable.

In adopting the liquidation basis of accounting, the Company has accrued what it believes are reasonable estimates of costs to liquidate its assets. The actual costs to liquidate the Company may differ significantly depending on a number of factors, including the length of time it takes to realize its remaining assets. Estimated costs to liquidate the Company are reflected in the Consolidated Statement of Net Assets in Liquidation as "Accrual for liquidation expenses."

It is not presently determinable whether, upon completion of the liquidation, the net assets available for distribution to shareholders will differ materially from the amount shown in the accompanying financial statement as "Net Assets in Liquidation."

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Tabular Disclosure of Contractual Obligations

The Company is in liquidation and has no contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES


Disclosure Controls and Procedures. The Company's management, with the participation of the Company's chief executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.


Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

Set forth below is certain information as of March 15, 2004 for (i) the members of the Board of Directors of the Company, (ii) the executive officer of the Company and (iii) the directors and executive officer of the Company as a group:




                                                                                                                         Percentage
                                                                                                                         of Shares
                                                                                                        Percentage      Outstanding
                                                                                                         Of Shares     (on a fully-
                                                                 First       Term         Number of     Outstanding       diluted
Name and Position                                     Age       Elected    Expired (1)  Shares (2)(3)       (%)           basis)%
-----------------                                     ---       -------    -----------  -------------       ---           -------
Philip Pilevsky, Chairman of the Board of
Directors and Chief Executive Officer,
President and Secretary of the
Company........................................       57          1997       2001        344,695(6)         4.7              4.7
Sheila Levine, Director(4).....................       46          1997       2000          2,800(7)         *                *
Elise Jaffe, Director(5).......................       48          1999       2002          1,000(8)         *                *
Robert S. Grimes, Director(4)..................       60          1997       2001         12,800(9)         *                *
Arnold S. Penner, Director(4)(5)...............       67          1997       2001              0(10)        *                *
A.F. Petrocelli, Director(5)...................       60          1997       2000         57,100(11)        *                *
                                                      --          ----       ----        ----------        --               --
All directors and executive officer as a
group (6 persons)..............................                                          418,395(12)        5.7              5.7

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

Robert S. Grimes is a Director of the Company. He has served as President of RS Grimes Co., Inc., an investment company, since September 1987. Mr. Grimes has also been a Director and Executive Vice President of Autobytel.com Inc. since July 1996. From April 1981 to March 1987, Mr. Grimes was a partner with the investment firm of Cowen & Company. Mr. Grimes is also a Director of Integrated Color Solutions, Inc., Spafinder Inc. and Mikronite Technologies Inc. Mr. Grimes holds a Bachelor of Science from Wharton School of Commerce and Finance at the University of Pennsylvania and an L.L.B. from the University of Pennsylvania Law School.

Audit Committee Financial Expert.

No member of the Audit Committee qualifies as an Audit Committee Financial Expert under applicable SEC rules. Given that the Company is in liquidation, has divested all of its real estate properties and is no longer conducting active business operations, it does not believe that it could attract an Audit Committee Financial Expert or that it is necessary for the protection of its shareholders to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company, the Company believes that during fiscal year 2003, its officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. Given that the Company is in liquidation, has divested all of its real estate properties and is no longer conducting active business operations, it does not believe that a code of ethics is necessary for the protection of its shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of the Chief Executive Officer and the three other executive officers of the Company (collectively, the "Named Executive Officers") for each of the Company's last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation (1)                       Long-Term Compensation
                                              -----------------------                       ----------------------
                                                                                      Awards                      Payouts
                                                                                      ------                      -------
                                                                                            Securities
                                                                               Restricted    Underlying      LTIP
Name and                                                       Other Annual      Stock      Options/SARs   Payouts     All Other
Principal Position            Year    Salary($)   Bonus($)    Compensation($)  Award(s)($)      (#)          ($)      Compensation
------------------            ----    ---------   --------    ---------------  -----------      ---          ---      ------------
Philip Pilevsky.............  2003       0(2)           0           0              0              0            0             0
Chief Executive Officer       2002       0(2)           0           0              0              0            0             0
President, principal          2001       0(2)           0           0              0              0            0             0
financial officer
And Secretary

Louis J. Petra.(3)..........  2003          0           0           0              0              0            0             0
                              2002          0           0           0              0              0            0             0
                              2001     51,000           0           0              0              0            0             0

Sheila Levine(4)............  2003          0                       0              0              0            0             0
                              2002       0(4)           0           0              0              0            0             0
                              2001       0(4)           0           0              0              0            0             0

Carl E. Kraus(5)............  2003          0           0           0              0              0            0             0
                              2002     74,400           0           0              0              0            0             0
                              2001    126,000           0           0              0              0            0             0

(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus and any other annual compensation earned by each named executive officer during the year indicated.

(2) Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, President and Secretary of the Company, did not receive compensation from the Company in consideration for services rendered in such capacities, as applicable, during calendar years 2003, 2002, and 2001.

(3) Louis J. Petra terminated the Petra At-Will Arrangement (as defined under "Employment Contracts; Termination of Employment" below) and resigned from his positions as President and Director of the Company effective October 5, 2001. See Employment Contracts; Louis J. Petra Termination of Employment Agreement. Mr. Petra currently provides consulting services to the Company on a per diem basis.

(4) Sheila Levine terminated the Levine-At-Will Arrangement (as defined under "Employment Contracts; Termination of Employment" below) and resigned from her positions as Chief Operating Officer, Executive Vice President and Secretary of the Company effective November 12, 2002. Ms. Levine did not receive compensation for services rendered in such capacities during 2002 and 2001 pursuant to the Levine-At-Will Arrangement. See Employment Contracts; Sheila Levine Termination of Employment Agreement. Ms. Levine remains a member of the Board of Directors of the Company.

 (5) Carl E. Kraus terminated the Kraus At-Will Arrangement (as defined under "Employment Contracts; Termination of Employment" below) and resigned from his position as Chief Financial Officer of the Company effective March 31, 2002. See Employment Contracts; Carl E. Kraus Termination of Employment Agreement.

                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  Number of Securities
                                                                 Underlying Unexercised               Value of Unexercised In-
                              Shares                             Options/SARs at Fiscal              The-Money Options/SARs at
                               Acquired        Value                   Year-End (#)                      Fiscal Year-End ($)
                              on Exercise    Realized        ---------------------------------     -------------------------------
Name                              (#)          ($)           Exercisable(1)      Unexercisable     Exercisable      Unexercisable
----                              ---          ---           --------------      -------------     -----------      -------------
Philip Pilevsky...........         0            0                (1)                  0                 0                 0
Louis J. Petra............         0            0                (1)                  0                 0                 0
Sheila Levine.............         0            0                (1)                  0                 0                 0
Carl E. Kraus.............         0            0                (1)                  0                 0                 0

(1) In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of the Company's shopping center properties, Philip Pilevsky received 240,000 Contract Rights, Louis J. Petra received 100,000 Contract Rights, Sheila Levine received 100,000 Contract Rights and Carl E. Kraus received 50,000 Contract Rights, in replacement of previously vested stock options granted in years prior to 2000. Such Contract Rights represent the right to receive the excess of the total per share liquidating distributions to stockholders over the original stock option exercise price ($17.50 per share as to Messrs. Pilevsky, Petra and Ms. Levine; $16.75 per share as to Mr. Kraus). The value of such Contract Rights is at present not calculable. Contract Rights are retained after termination of employment.

Compensation of Directors

Directors' Fees. Each non-employee director of the Company is entitled to receive an annual fee of $10,000, plus (a) $750 for attendance in person at each meeting of the full Board of Directors, (b) $500 for attendance in person at each meeting of a committee thereof, if such meeting is held on a day other than the day of a full Board meeting, and (c) $250 for each telephonic meeting participation. The Company does not pay director fees to Sheila Levine, or to employee directors, who in fiscal 2003 consisted of Philip Pilevsky. Each director also is entitled to reimbursement for expenses relating to attendance at meetings of the Board of Directors or any committee thereof. During 2003, Elise Jaffe, Robert S. Grimes, Arnold S. Penner, and A.F. Petrocelli received directors' fees in the amounts of $10,750, $10,000, $10,750 and $10,750 respectively.

Stock Option Plan. Pursuant to the Company's 1997 Stock Option and Long-Term Incentive Plan (the "Stock Option Plan"), in 1998 each non-employee director was granted a non-qualified option to purchase 10,000 shares of common stock in connection with the director's initial appointment to the Board of Directors, which have now been converted into Contract Rights. These grants under the Stock Option Plan were made at an exercise price equal to the "fair market value" (as defined under the Stock Option Plan) at the time of the grant of the shares of common stock subject to such option. No options or additional Contract Rights were granted to directors or executive officers in 2003.

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

Sheila Levine Termination of Employment Agreement. In connection with the Company's plan of liquidation, on December 4, 2000, Ms. Levine's employment agreement with the Company (the "Levine Employment Agreement") was terminated as a result of the change in control arising out of the sale of substantially all of the assets of the Company. All unvested options granted to Ms. Levine immediately vested (they would have vested on January 1, 2001). The Company subsequently entered into an at-will employment arrangement with Ms. Levine (the "Levine At-Will Arrangement"), whereby Ms. Levine served as Chief Operating Officer, Executive Vice President and Secretary of the Company and received no salary, but did receive reimbursement for reasonable business expenses. The Levine At-Will Arrangement was terminable by the Company or Ms. Levine at any time and for any or no reason. Ms. Levine terminated the Levine At-Will Arrangement effective November 12, 2002. Ms. Levine did not receive any severance payments in connection with the termination of the Levine At-Will Arrangement, and non-competition provisions continue to apply. Ms. Levine remains a member of the Board of Directors of the Company.

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

Base Salaries. Louis J. Petra, former President of the Company, and Carl E. Kraus, former Chief Financial Officer of the Company, received base compensation during 2002 and 2001 in accordance with their at-will employment arrangements. Such compensation levels were set to provide remuneration for the services performed and were considered reasonable in light of the circumstances.

Stock Option Plan. Awards granted under the Stock Option Plan were historically based on a number of factors, including (i) the executive officer's or key employee's position in the Company, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already held an equity stake in the Company, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group, and (v) individual contribution to the success of the Company's financial performance. However, the Stock Option Plan did not provide any formulated method for weighing these factors, and a decision to grant an award was based primarily upon the Compensation Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. No options or additional Contract Rights were granted in 2003. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for a more detailed description of such Contract Rights.

401(k) Savings Plan. The Company has maintained a 401(k) Savings and Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliates. The 401(k) Plan permits eligible employees of the Company (and any designated affiliate) to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately fully vested and non-forfeitable upon contribution to the 401(k) Plan. The Company did not make matching contributions or discretionary profit sharing contributions to the 401(k) Plan during 2003 and does not currently intend to do so in the future. The 401(k) Plan is designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by the Company to the 401(k) Plan, and income earned thereon, will not be taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

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

                             COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

                                  SHEILA LEVINE

                                ARNOLD S. PENNER

                                ROBERT S. GRIMES

Performance Graph

Stockholders of the Company approved the adoption of a plan of liquidation on October 10, 2000. Pursuant to such plan, the Company has proceeded to divest all of its real estate assets and concurrently authorize liquidating distributions to its stockholders. Such liquidating distributions, totaling $17.75 in cash per share to date, have been paid as follows:





                           December 2000                          $13.00
                           July 2001                                1.00
                           September 2001                            .75
                           November 2001                             .50
                           October 2002                              .50
                           March 2003                                .50
                           September 2003                           1.00
                           January 2004                              .50
                                                                   -----

                                                                  $17.75
                                                                  ======

The market price of the Company's shares of common stock in trading on the New York Stock Exchange through October 22, 2002 (the date of trading suspension) fluctuated in correlation with payment of these liquidating distributions, as well as with investors' perception as to the potential for future distributions. Therefore, the Company does not believe presentation of a performance graph comparing total stockholder returns to any broad market or REIT industry index would be meaningful. See "Item 5 - Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2003 with respect to each person who is known by the Company, in reliance on Schedules 13D and 13G filed with the SEC, to own beneficially more than 5% of the Company's outstanding shares of common stock. Except as otherwise noted below, all shares of common stock are owned beneficially by the individual listed with sole voting and/or investment power.

                                                                                    Amount and         Percentage of
                                                                                      Nature               Shares
Name of                                                                           Of Beneficial         Outstanding
Beneficial Owner                                                                    Ownership            (%) (1)
----------------                                                                    ---------            -------

Double Play Partners Limited Partnership (2)..............................          1,080,200             14.72%
Deutsche Bank AG (3)......................................................            799,850             10.90%
Hot Creek Investors, L.P. (4).............................................            687,800              9.40%
Loeb Partners Corporation (5).............................................            519,315              7.07%
Cohen & Steers Capital Management, Inc. (6)...............................            481,000              6.55%
Option Opportunities Co. (7)..............................................            434,300              5.92%
AEW Capital Management, L.P. (8)..........................................            430,650              5.87%

(1) The total number of shares outstanding used in calculating this percentage does not include shares which had been reserved for issuance upon the exercise of stock options granted, or reserved for possible grant, to certain employees and directors of the Company because all shares which had been reserved for issuance upon the exercise of stock options, have been converted into Contract Rights. Such Contract Rights carry no voting or dispositive rights. This information is as of December 31, 2003.

(2) Address: 1391 Main Street, Springfield, MA 01103. Share information furnished in reliance on the Schedule 13 G/A dated February 12, 2004 of Double Play Partners Limited Partnership ("Double Play") filed with the SEC, which represents holdings as of December 31, 2003. This number represents shares for which Double Play has sole dispositive and voting power.

(3) Address: Taunusanlage 12, D-60325, Frankfurt am Main, Federal Republic of Germany. Share information is furnished in reliance on the Schedule 13G/A dated February 12, 2004 of Deutsche Bank AG ("Deutsche") filed with the SEC, which represents holdings as of December 31, 2003. This number represents shares for which Deutsche has sole voting and shared dispositive power by virtue of its position as the parent of RREEF America, L.L.C. This number reflects the securities beneficially owned by the Private Clients and Asset Management business group of Deutsche and its subsidiaries and affiliates ("DBAG"), but does not reflect securities, if any, beneficially owned by any other business group of DBAG.

(4) Address: Post Office Box 3178, Gardnerville, Nevada 89410. Share information furnished in reliance on the Schedule 13G dated January 2, 2004 of Hot Creek Investors, L.P. filed with SEC, which represents holdings as of January 2, 2004. This number represents shares for which Hot Creek Investors, L.P. has shared voting and dispositive power with Hot Creek Capital , L.L.C. and David M. W. Harvey.

(5) Address: 61 Broadway, New York, NY 10006. Share information furnishes in reliance on the Schedule 13D dated October 27, 2003 of Loeb Partners Corporation, Loeb Arbitrage Fund and Loeb Offshore Fund, Ltd. (collectively "Loeb") filed with the SEC, which represents holdings as of July 2, 2003. This number includes 496,145 shares for which Loeb has sole voting and dispositive power, and 21, 170 shares for which Loeb has shared voting and dispositive power.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2003, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

                                                                                                       Number of Securities
                                                                                                        Remaining Available for
                                     Number of Securities to be                                       Future Issuance Under Equity
                                      Issued Upon Exercise of         Weighted-Average Exercise            Compensation Plans
                                   Outstanding Options, Warrants    Price of Outstanding Options,    (excluding securities reflected
Plan Category                                and Rights                   Warrants and Rights                  in column (a))
-------------                                ----------                   -------------------                  --------------
                                               (a)                               (b)                                (c)
Equity Compensation Plans
Approved by Stockholders........          705,500(1)                          $17.43(1)                            N/A(1)
Equity Compensation Plans
Not Approved by
Stockholders....................              N/A                                  N/A                             N/A
                                              ---                                  ---                             ---

Total                                     705,500                                  N/A                             N/A
                                          =======                                  ===                             ===


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

       In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options outstanding at December 31, 2000 (705,500 shares at a weighted average exercise price of $17.43) became fully vested and were replaced one-for-one by a Contract Right to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain directors and executive officers of the Company (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of common stock had direct or indirect interests in certain transactions of the Company during 2003 as follows:

         Management Agreement. Pursuant to a Management Agreement, Philips International Holding Corp. ("PIHC"), an entity affiliated with Mr. Philip Pilevsky, the Company's Chief Executive Officer, President and Secretary, has historically provided property management, legal and leasing services for the Company's retail properties including, among other things, (i) operating, leasing and maintaining the properties;
         (ii) the collection of rents; and (iii) overseeing the construction of improvements and additions to the properties. PIHC has received a management fee from the Company equal to 3% of gross rental collections received from the properties, fees for legal services and leasing commissions (not to exceed local current market rates) and a construction supervisory fee (up to 10% of the cost of a project) with regard to tenant improvements and construction matters relating to the properties. In addition, PIHC is reimbursed for out-of-pocket expenses. Fees paid for such services totaled $154,000, $225,000 and $247,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Management Agreement expires on December 31, 2004, subject to automatic one-year renewals. The Management Agreement may be terminated by the Company, at any time, (i) in whole or in part, upon thirty days' written notice, in the event that the Company elects to perform one or more of such management functions on an 'in-house' basis (with a commensurate reduction in fees), and (ii) in whole, immediately, upon the occurrence of certain other events, including upon the gross negligence or willful misconduct of PIHC. The Company has continued the Management Agreement, notwithstanding all of its properties have been sold, in order to have the benefit of the PIHC organizational infrastructure.

         PIHC is owned and controlled by Mr. Pilevsky and Ms. Levine. The Company granted options under the Stock Option Plan to certain senior employees of PIHC who were actively involved in the management of the properties. Such options have been converted into Contract Rights.

         Non-Competition Agreement. Mr. Pilevsky, Ms. Levine and PIHC have agreed pursuant to the Non-Competition Agreement to conduct all their retail shopping center activities through the Company, except for their activities with respect to the Excluded Properties and retail properties under 10,000 square feet. The Non-Competition Agreement is in effect until such time as (i) neither Mr. Pilevsky nor Ms. Levine owns beneficially more than 15% of the outstanding shares of common stock (including interests redeemable therefore) and (ii) one year has lapsed since the Management Agreement has been terminated and neither Mr. Pilevsky nor Ms. Levine is a director or executive officer of the Company. In addition, in the event that at any time after December 31, 2003, Ms. Levine is neither a director nor executive officer of the Company for at least one year, nor owns beneficially more than five percent of the outstanding shares of common stock (including interests redeemable therefore), then the Non-Competition Agreement will terminate as to Ms. Levine. The Non-Competition Agreement currently remains in effect due to clause (ii) above.

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

         Redemption Transaction. On June 14, 2001, in conjunction with its plan of liquidation, the Company completed the sale of a redevelopment site (Palm Springs Plaza in Lake Worth, Florida) to certain limited partners in the Operating Partnership, including Mr. Pilevsky and Ms. Levine, for approximately $7.6 million in cash. The purchase price paid by these limited partners under the Lake Worth Agreement will be adjusted, if necessary, so that the value per Unit received by them ($18.25 per Unit) pursuant to the redemption transactions which occurred in 2000 (i.e., the November 2000 distribution of the Company's four shopping center properties located in Hialeah, FL, and the December 2000 sale of the Company's redevelopment property located on Third Avenue in New York, NY) and the total per share value received by our stockholders in the liquidation, will be the same.

         Other Matters. Jeffrey Levine, the husband of Ms. Levine, is a partner at the accounting firm of Margolin Winer & Evens, LLP (formerly Chassin Levine Rosen & Company, LLP), which firm has provided tax, accounting and consulting services to the Company. During the year ended December 31, 2003, the Company paid an aggregate of approximately $54,000 in fees to Margolin Winer & Evens, LLP.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1.       Audit Fees.

The aggregate fees incurred by the Company for fiscal years ended December 31, 2003 and 2002 for professional services rendered by Ernst & Young LLP in connection with (i) the audit of the Company's annual financial statements, (ii) the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 and (iii) services provided in connection with statutory and regulatory filings or engagements were $112,000 and $109,500, respectively.

2.       Audit-Related Fees.

The Company did not incur any fees for fiscal years ended December 31, 2003 and 2002 for assurance and related services by Ernst & Young LLP in connection with the performance of the audit or review of the Company's financial statements, including 401(k) plan audits.

3.       Tax Fees.

The Company did not incur any fees for fiscal year ended December 31, 2003 for professional services rendered for tax compliance, tax advice or tax planning. The aggregate fees incurred by the Company for fiscal year ended December 31, 2002 for professional services rendered by Ernst & Young LLP for tax advice were $25,000. These services related to the Company's plan of liquidation.

4.       All Other Fees.

The Company did not incur any other fees for fiscal years ended December 31, 2003 and 2002 for services rendered by Ernst & Young LLP.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT AUDITORS


PHILIPS INTERNATIONAL REALTY CORP.
Report of Independent Auditors
Consolidated Statement of Net Assets in Liquidation as of December 31, 2003 Consolidated Balance Sheet as of December 31, 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders' Equity and Net Assets in Liquidation for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. Exhibits

The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

(b) Reports On Form 8-K

No Current Reports on Form 8-K were filed by the Company in the fourth quarter of 2003.

                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of Philips International Realty Corp.

We have audited the accompanying consolidated balance sheet of Philips International Realty Corp. as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and net assets in liquidation and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the accompanying consolidated statement of net assets in liquidation as of December 31, 2003. These financial statements are the responsibility of the management of Philips International Realty Corp. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 3, the Company changed its basis of accounting as of December 31, 2003, from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Philips International Realty Corp. at December 31, 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and its consolidated net assets in liquidation as of December 31, 2003, in conformity with accounting principles generally accepted in the United States and applied on the basis of accounting described in Note 3.



                                ERNST & YOUNG LLP

New York, New York

March 15, 2004

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                December 31, 2003


ASSETS (LIQUIDATION BASIS)
Cash and cash equivalents                                                                       $5,823,934
Accounts receivable, net of allowance of $50,000                                                    92,174
Prepaid expenses                                                                                    49,967
Other assets                                                                                     2,867,943
                                                                                                ----------
                                                                                                 8,834,018
                                                                                                ----------

LIABILITIES (LIQUIDATION BASIS)
Accounts payable and accrued expenses                                                           (1,440,521)
Distributions payable on common stock                                                           (3,670,237)
Accrual for liquidation expenses                                                                  (885,000)
                                                                                                ----------
                                                                                                (5,995,758)
                                                                                                ----------

MINORITY INTERESTS (LIQUIDATION BASIS)                                                             (21,478)
                                                                                                ----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION                                                                       $2,816,782
                                                                                                ==========



                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


DISCONTINUED OPERATIONS
                                         ASSETS
Rental properties - held for sale - at cost
   Land and improvements                                                                      $ 2,086,356
   Buildings and improvements                                                                   8,344,196
                                                                                              -----------
                                                                                               10,430,552
   Less: Accumulated depreciation                                                                 327,892
                                                                                              -----------
   Rental properties, net                                                                      10,102,660
Cash and cash equivalents                                                                       5,941,024
Accounts receivable, net of allowance of $140,000                                                 107,484
Deferred charges and prepaid expenses                                                             320,827
Other assets                                                                                    2,206,614
                                                                                              -----------

Total Assets                                                                                  $18,678,609
                                                                                              ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                                      $   961,505
   Other liabilities                                                                               44,899
                                                                                              -----------

Total Liabilities                                                                               1,006,404
                                                                                              -----------

Minority interests                                                                                 59,664
                                                                                              -----------

Commitments and contingencies

Shareholders' Equity:
Preferred Stock, $.01 par value; 30,000,000 shares authorized; no shares issued and
outstanding                                                                                            --
Common Stock, $.01 par value; 150,000,000 shares authorized; 7,340,474 shares issued
and outstanding                                                                                    73,405
Additional paid in capital                                                                     92,668,007
Cumulative distributions in excess of net income                                              (75,128,871)
                                                                                              ------------

Total Shareholders' Equity                                                                     17,612,541
                                                                                               ----------

Total Liabilities and Shareholders' Equity                                                    $18,678,609
                                                                                              ===========

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the Years Ended
                                                                                             December 31,

                                                                                  2003           2002            2001
                                                                                  ----           ----            ----
Discontinued Operations:
Revenues from rental property                                                  $1,203,463      $2,790,564      $5,022,511
                                                                               ----------      ----------      ----------

Expenses:
   Operating expenses                                                             163,813         425,298         888,856
   Real estate taxes                                                               88,242         245,686         560,996
   Management fees to affiliates                                                   36,838          84,171         154,207
   General and administrative expenses                                          1,265,670         974,053       1,070,547
                                                                                ---------         -------       ---------

                                                                                1,554,563       1,729,208       2,674,606
                                                                                ---------       ---------       ---------

Operating income (loss) from discontinued operations                            (351,100)       1,061,356       2,347,905
Minority interests in (income) loss before gain (loss) on sale and
   provision for liquidation expenses                                               1,903         (2,863)         (8,044)
Other income (expense), net                                                     (208,669)       (219,029)          18,128
                                                                                ---------       ---------          ------

Income (Loss) from discontinued operations before gain (loss) on sale
   and provision for liquidation expenses                                       (557,866)         839,464       2,357,989
Gain (Loss) on sale (net of minority share of $4,520, $(2,479) and $1,312       1,325,046       (726,812)         384,516

Provision for liquidation expenses (net of minority share of $3,009 in 2003)    (881,991)             --              --
                                                                                ---------        --------       ---------

   Net income (loss) from discontinued operations                              ($114,811)        $112,652      $2,742,505
                                                                                =========        ========      ==========

Basic and diluted net income (loss) per common share                              ($0.02)           $0.02           $0.37
                                                                                   ======           =====           =====



                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND NET ASSETS IN LIQUIDATION
              For the Years Ended December 31, 2003, 2002 and 2001


                                                                                    Cumulative
                                                   Common Stock                   Distributions
                                                   ------------       Additional    in Excess        Net Assets
                                                                      Paid-In         of Net             in          Total Equity/
                                                   Shares    Amount   Capital         Income         Liquidation      Net Assets
                                                   ------    ------   -------         ------         -----------      ----------

Balance, December 31, 2000                      7,340,474   $73,405   $92,668,007   $(57,797,724)    $       --       $ 34,943,688
Net income from discontinued operations                                                2,742,505                         2,742,505
Distributions on common stock                                                        (16,516,067)                      (16,516,067)
                                                ---------   -------   -----------   ------------     ----------       ------------

Balance, December 31, 2001                      7,340,474    73,405    92,668,007    (71,571,286)            --         21,170,126
Net income from discontinued operations                                                  112,652                           112,652
Distributions on common stock                                                         (3,670,237)                       (3,670,237)
                                                ---------   -------   -----------   ------------     ----------       ------------

Balance, December 31, 2002                      7,340,474    73,405    92,668,007    (75,128,871)            --         17,612,541
Net loss from discontinued operations                                                   (114,811)                         (114,811)
Distributions on common stock                                                        (14,680,948)                      (14,680,948)
Adjustments related to liquidation                          (73,405)  (92,668,007)    89,924,630      2,816,782                 --
                                                ---------   -------   -----------   ------------     ----------       ------------

Balance, December 31, 2003                      7,340,474   $    --   $        --   $         --     $2,816,782       $  2,816,782
                                                =========   =======   ===========   ============     ==========       ============


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended

                                                                                                    December 31,
                                                                                                    ------------

                                                                                          2003          2002            2001
                                                                                          ----          ----            ----
Operating activities:
Net income (loss) from discontinued operations                                      $(114,811)         $112,652       $2,742,505
Adjustments to reconcile net income (loss) from discontinued operations to net cash (used in) provided by operating activities:
   Minority interests in income (loss)                                                   (392)             384             9,356
   (Gain) loss on sales of real estate                                             (1,329,566)         729,291          (385,828)
Changes in operating assets and liabilities:
   Accounts receivable                                                                 15,310          196,059           677,649
   Prepaid expenses                                                                    42,003         (426,691)         (917,145)
   Other assets                                                                        26,429          (48,525)       (1,057,725)
   Accounts payable and accrued expenses                                              479,016         (110,386)       (1,330,704)
   Accrual for liquidation expenses                                                   885,000               --                --
   Other liabilities                                                                  (44,899)         (25,772)          (36,222)
                                                                                  -----------       ----------       -----------

Net cash (used in) provided by operating activities                                   (41,910)         427,012          (298,114)
                                                                                  -----------       ----------       -----------

Investing activities:
   Net proceeds from sales of shopping center properties                           10,973,325        8,333,842        16,029,452
                                                                                  -----------       ----------       -----------

Financing activities:
   Distributions to minority interests                                                (37,794)         (12,598)          (56,691)
   Distributions paid on common stock                                             (11,010,711)      (3,670,237)      (16,516,067)
                                                                                  -----------       ----------       -----------

Net cash used in financing activities                                             (11,048,505)      (3,682,835)      (16,572,758)
                                                                                  -----------       ----------       -----------

Net increase (decrease) in cash and cash equivalents                                 (117,090)       5,078,019          (841,420)
Cash and cash equivalents, beginning of year                                        5,941,024          863,005         1,704,425
                                                                                  -----------       ----------       -----------

Cash and cash equivalents, end of the year                                         $5,823,934       $5,941,024          $863,005
                                                                                  ===========       ==========       ===========

Non-cash investing and financing activities:
   Distributions declared and paid in succeeding year                              $3,670,237              $--               $--
                                                                                  ===========       ==========       ===========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. Business

Philips International Realty Corp. (the "Company") is a real estate investment trust ("REIT") originally formed to continue and expand the shopping center business of certain affiliated companies owned or controlled by Philip Pilevsky (the "Philips Group"). The Philips Group had been engaged for many years in the ownership, development and acquisition for redevelopment of neighborhood and community shopping centers predominantly concentrated in the greater New York and Miami metropolitan areas.

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

At a Special Meeting of Stockholders held on October 10, 2000, approximately 80% of the Company's 7,340,474 common shares outstanding were voted, with 99.7% of these votes cast, in favor of a plan of liquidation.

The plan of liquidation approved by stockholders generally provided for (i) the disposition of the Company's real estate properties for cash, the assumption of indebtedness and/or the redemption of certain equity interests in the Company,
(ii) payment or provision for the Company's liabilities, (iii) distribution of the net cash proceeds, then estimated at $18.25 per share of common stock, to stockholders in two or more liquidating distributions, and (iv) the wind-up of operations and dissolution of the Company.

The Company completed the disposition of the last of its real estate properties on December 12, 2003, and has distributed to date $17.75 per share in cash to its stockholders. This has been achieved through a series of ten property sales and/or redemption transactions, and eight liquidating distributions as more fully described in Note 2 below.

2. Plan of Liquidation

The following is a chronology of the events which have transpired to date pursuant to the plan of liquidation approved by stockholders on October 10, 2000.

In November 2000, the Company completed the distribution of its interest in four shopping center properties in Hialeah, Florida and the sale of its interest in one redevelopment site (1517-25 Third Avenue, New York City) for total consideration of approximately $123 million to former unit holders in the Operating Partnership, including Philip Pilevsky, the Company's Chairman and Chief Executive Officer, (collectively, the "Related Limited Partners") ("The Hialeah Agreements"). The total consideration was comprised of $3.3 million in cash, $85.3 million in mortgage debt assumption and $34.1 million in redemption of the Related Limited Partners' entire equity interest in the Operating Partnership (1,870,873 Units valued at $18.25 per Unit). These transactions resulted in a gain of approximately $24.4 million, net of $9.3 million of minority interest.

On December 4, 2000, certain affiliates of the Company disposed of interests in eight properties aggregating approximately 1,178,000 square feet to Kimco Income Operating Partnership, L.P. ("Kimco") for a total consideration of $137 million pursuant to an Asset Contribution, Purchase and Sale Agreement dated as of April 28, 2000. The purchase price was comprised of approximately $71.1 million in cash, $55.4 million in mortgage debt assumption and $10.5 million of equity redemption (576,326 Operating Partnership Units valued at $18.25 per Unit). The properties included four New York shopping centers (Forest Avenue Shoppers Town, Meadowbrook Commons, Merrick Commons and Mill Basin Plaza), two Connecticut shopping centers (Branhaven Plaza and Elm Plaza), one shopping center property in New Jersey (Millside Plaza) and one shopping center property in Massachusetts (Foxboro Plaza). The disposition of these properties resulted in a gain of approximately $17.4 million net of $6.6 million in minority interest.

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

The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted, up or down, so that the aggregate value per Unit received by them in connection with the distribution to the Related Limited Partners of the Company's four shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per share), and the total per share value received by the Company's stockholders in the liquidation, will be the same.

On August 31, 2001, the Company completed the sale of its North Star Shopping Center in Alexandria, Minnesota for approximately $4.5 million pursuant to the Sale and Purchase Agreement dated July 16, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and Repco LLP, as successor to Kordel, Inc., a Minnesota corporation, as Buyer. The sale resulted in a gain of approximately $4,000.

On October 31, 2001, the Company completed the sale of its Highway 101 Shopping Center in Port Angeles, Washington for approximately $4.5 million in cash, pursuant to the Sale and Purchase Agreement dated June 14, 2001 by Philips Shopping Center Fund L.P., a Delaware limited partnership, as Seller, and BDG LLC, as successor to 3 Puyallup Associates, LLC, a Washington limited liability company, as Buyer. This sale resulted in a gain of approximately $39,000.

On January 29, 2002, the Company announced that Kmart Corporation's ("Kmart") Chapter 11 bankruptcy filing was likely to delay the sales of the Company's then five remaining properties pursuant to the Company's plan of liquidation, and might result in a reduction of the remaining projected liquidating distributions of $3.00 per common share. Further, the Company reported that Kmart leased a significant portion of the space in each of the Company's then five remaining shopping center properties, of which four stores were currently operating and one Kmart store in Reedley, California was closed. While operating in bankruptcy, Kmart announced that it would seek immediate cancellation of leases at closed locations. As a result of the uncertainty pertaining to the ultimate status of the Kmart leases, the Company expected a delay in the completion of its plan of liquidation. Also, the potential impact on the proceeds from sales of the then remaining five properties could not then be evaluated.

On February 19, 2002, the Company announced that the New York Stock Exchange (the "NYSE") had advised the Company that it may be subject to NYSE trading suspension and delisting if the Company's average market capitalization fell below $15 million ($2.05 per common share) over a 30-day trading period.

On March 13, 2002, the Company announced that its four properties with operating Kmart stores (Sacramento, CA, Atwater, CA, McHenry, IL and Hopkinsville, KY) were not affected by Kmart's recent announcement of store closings. Kmart had been operating under the protection of Chapter 11 of the Bankruptcy Code, and the Court approved the cancellation of the Kmart lease at the Company's then fifth remaining property, located in Reedley, California, in January. Although none of the Company's remaining Kmart stores were targeted for closure at such time, there could be no assurance that Kmart would not seek to cancel additional leases while it was in bankruptcy. Further, the Company objected to Kmart's request for an extension of the 60-day period in which the debtor must assume or reject the Company's leases under the Bankruptcy Code. Kmart was seeking an extension on all remaining leases through July 2003, and the Courts generally grant such significant extensions. As to the Company's Kmart leases, the Court approved an agreement with Kmart whereby all leases which had not been assumed or rejected on or before September 30, 2002 would be subject to certain protections from October 1, 2002 through January 15, 2003 which, among other things, precluded store closings during this period. In addition, the Court set March 31, 2003 as the deadline for Kmart to assume or reject the Company's leases without prejudice to Kmart's right to seek further extension.

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

On October 8, 2002, the Company announced that it expected the New York Stock Exchange would commence action to suspend trading and apply to delist the Company's shares of common stock on the NYSE concurrent with payment of the fifth liquidating distribution scheduled to be paid on October 22, 2002. If the Company's shares ceased to be traded on the NYSE, the Company indicated it believed that an alternative trading venue may be available; however, there could be no assurance that such an alternative market would develop. If the Company was delisted from the NYSE, the Company further noted that it had no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ.

On October 28, 2002, the Company reported that the NYSE had delivered notice to the Company and issued a press release to advise that it had determined the common stock of the Company, trading symbol PHR, should be removed from the list of companies traded on the NYSE. This decision was reached in view of the fact that the Company had fallen below the NYSE's continued listing standards as its average global market capitalization over a consecutive 30 day period was less than $15,000,000. Furthermore, the NYSE noted that the Company has been operating pursuant to a plan of liquidation approved by its shareholders on October 10, 2000 and has made four liquidating distributions totaling $15.25 as of such date, with a fifth liquidating distribution of $0.50 to be paid on October 22, 2002. The NYSE indicated it intended to (and did, in fact) suspend trading in the Company's common stock prior to the opening on October 23, 2002 in connection with this distribution. Action by the NYSE with the Securities and Exchange Commission delisting the Company's shares followed the completion of applicable procedures. The Company did not request a review of this NYSE determination. Upon completion of all prescribed delisting procedures, the Company automatically became a Section 12(g) reporting company, pursuant to the Securities and Exchange Act, and was no longer a Section 12(b) reporting company.

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

On December 12, 2003, the Company completed the sale of its shopping center on Fort Campbell Boulevard in Hopkinsville, Kentucky for the price of $2.875 million in cash, pursuant to a Purchase and Sale Agreement dated December 4, 2003 by and between Philips Shopping Center Fund, L.P., a Delaware limited partnership, as Seller, and Kmart Express LLC, a Michigan limited liability company, as Buyer. This transaction resulted in a loss of approximately $44,000. With the completion of such sale, the Company ceased all active business operations and now exists solely to complete its liquidation.

The Board of Directors of the Company authorized liquidating distributions generally following each of the foregoing asset dispositions as follows:

                                                                 Per Share
                           Date Paid                                Amount
                           ---------                                ------

                           December 22, 2000                        $13.00
                           July 9, 2001                               1.00
                           September 24, 2001                         0.75
                           November 19, 2001                          0.50
                           October 22, 2002                           0.50
                           March 18, 2003                             0.50
                           September 16, 2003                         1.00
                           January 6, 2004                            0.50
                                                                    ------
                                                                    $17.75
                                                                    ======

The Board of Directors of the Company is currently seeking (i) final resolution of a certain class action filed against the Company and its directors in connection with the plan of liquidation, and (ii) recovery of approximately $2.1 million expended by the Company in defense of this action pursuant to the terms of its directors and officers' insurance policy. (See Note 7.). Upon completion of such matters, the Board of Directors currently intends to declare a ninth liquidating distribution and then may act to dissolve the corporation, transferring the Company's then residual miscellaneous assets, liabilities and contingent obligations, if any, into a liquidating trust. As any such assets are realized, liabilities paid and contingencies resolved, future liquidating distributions would be made from the trust at such times and in such amounts as the trustee deems appropriate. There can be no assurances, however, pending further research into the economic, tax and governance issues associated with dissolution of the corporation and creation of a liquidating trust, whether the wind-down of the Company's operations will proceed in this manner. The Company may not form such liquidating trust and may simply continue in its current form until such time as its liquidation is complete.

3. Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company accounts and balances have been eliminated in consolidation.

Basis of Presentation

The Company adopted the liquidation basis of accounting as of December 31, 2003. The liquidation basis of accounting is appropriate when liquidation appears imminent, a company can no longer be classified as a going concern, and the net realizable values of a company's assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated realizable value (on an undiscounted basis) and estimated costs of liquidating the Company are provided to the extent reasonably determinable.

In adopting the liquidation basis of accounting, the Company has accrued what it believes are reasonable estimates of costs to liquidate its assets. The actual costs to liquidate the Company may differ significantly depending on a number of factors, including the length of time it takes to realize its remaining assets. Estimated costs to liquidate the Company are reflected in the Consolidated Statement of Net Assets in Liquidation as "Accrual for liquidation expenses."

It is not presently determinable whether, upon completion of the liquidation, the net assets available for distribution to shareholders will differ materially from the amount shown in the accompanying financial statement as "Net Assets in Liquidation."

Segment Information

The Company's shopping center properties had historically been anchored by discount stores, supermarkets, drugstores and other retailers offering day to day shopping necessities. Management considered the operating, investing and financing activities of its properties to comprise a single business segment and evaluated real estate performance and allocated resources based upon net income.

The Company's results of operations were significantly dependant on the overall health of the retail industry. The Company's tenant base was comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could have reduced merchant sales, which could have adversely affected the operating results of the Company.

As the result of the plan of liquidation, the Company's shopping center operations have been presented as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Real Estate Properties

Depreciation and amortization charges were suspended upon adoption of the plan of liquidation. Buildings and improvements were depreciated on the straight-line method over the estimated useful lives of the assets which ranged from 15 to 39 years. Tenant improvements (included in Buildings and improvements in the accompanying Consolidated Balance Sheet) were amortized over the lives of the respective leases using the straight-line method.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less from date of purchase.

Banking relationships are maintained with major financial institutions.

Revenue Recognition

Minimum revenues from rental property were historically recognized on a straight-line basis over the terms of the respective tenant leases. Percentage rents, representing the Company's participation in tenants' gross sales in excess of predetermined thresholds, were recognized upon verification that such rents were due for any given lease year and totaled $34,000, $53,000 and $204,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Deferred Charges

Costs incurred to obtain tenant leases (historically included in Deferred charges and prepaid expenses in the accompanying Consolidated Balance Sheet) were amortized over the terms of the related leases.

Income Taxes

The Company elected to be treated and has operated so as to qualify as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally is not subject to federal income tax to the extent it distributes its REIT taxable income to its shareholders and meets certain other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at regular corporate rates. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on any undistributed taxable income.

Income (Loss) Per Share

Basic income (loss) per share ("EPS") excludes the dilutive effects of any outstanding options and warrants. Diluted income (loss) per share includes the dilutive (but not any anti-dilutive) effect of outstanding options and warrants calculated under the treasury stock method.

Basic and diluted net income (loss) per share in the accompanying Consolidated Statements of Operations is based upon 7,340,474 weighted average shares of common stock outstanding for the years ended December 31, 2003, 2002 and 2001, and is computed by dividing Net income (loss) from discontinued operations by the weighted average number of shares outstanding for the period.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments. The Company places its cash investments with high quality financial institutions.

Minority Interests

The Company historically conducted substantially all of its business and held its real estate interests through Philips International Realty, L.P., a Delaware limited partnership (the "Operating Partnership"). This Operating Partnership was owned 74.8% by the Company, as General Partner, and 25.2% by Unit holders, as limited partners. The minority interests of these limited partners were substantially eliminated in conjunction with the disposition of properties pursuant to the plan of liquidation. See Note 2.

4. Deferred Charges, Prepaid Expenses and Other Assets

Deferred charges and prepaid expenses included in the accompanying Consolidated Balance Sheet as of December 31, 2002 was comprised primarily of certain deferred costs related to the plan of liquidation and prepaid expenses.

Other assets in the accompanying Consolidated Statement of Net Assets in Liquidation as of December 31, 2003, and the Consolidated Balance Sheet as of December 31, 2002, were substantially comprised of legal costs (approximately $2,100,000 and $2,000,000, respectively) incurred in connection with the defense of a certain class action (see Note 7). While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. Other assets at December 31, 2003 also include certain transfer and real estate tax refunds pending, and amounts due in connection with certain property sales.

5. Fair Value of Financial Instruments

Estimated fair values for financial instruments were determined by management using market information available as of December 31, 2003 and 2002 and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2003.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying consolidated financial statements as of December 31, 2003 and 2002 at amounts which reasonably approximate their fair values due to the short maturities of these accounts.

6. Related Party Transactions

The Company is party to a management agreement with Philips International Holding Corp. ("PIHC"), a related party, pursuant to which PIHC has historically provided day-to-day property management, leasing, legal and construction supervisory services. Fees payable for such services have included (i) a management fee equal to 3% of gross rental collections, (ii) leasing commissions and legal fees in amounts not to exceed local current market rates, and (iii) construction supervisory fees up to 10% of the costs of a project. In addition, PIHC is reimbursed for certain direct out-of-pocket expenses. Fees paid for such services totaled $154,000, $225,000 and $247,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

7. Commitments and Contingencies

Legal Proceedings

On October 2, 2000, a class action was filed in the United States District Court for the Southern District of New York against the Company and its directors. The complaint alleged a number of improprieties concerning the pending plan of liquidation of the Company. The Company believes that the asserted claims are without merit, and will defend against such claims vigorously. On November 9, 2000, the Court, ruling from the bench, denied the plaintiff's motion for a preliminary injunction. This bench ruling was followed by a written order dated November 30, 2000 wherein the Court concluded that the plaintiff had failed to demonstrate either that it was likely to succeed on the merits of its case or that there were sufficiently serious questions going to the merits of its case to make it fair ground for litigation.

On February 5, 2002, the Court denied the plaintiff's motion for class action certification. The plaintiff may elect to proceed with its claims on its own now that class certification has been denied. The plaintiff also has asserted derivative claims for alleged breaches of fiduciary duty by the directors of the Company. The Company believes that such derivative claims are deficient for, among other reasons, the grounds upon which class certification was denied. The Company believes that all of the asserted claims are without merit, and will defend against such claims vigorously.

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

The Company has incurred significant costs in connection with the defense of this litigation, which are included in Other assets in the accompanying consolidated financial statements. While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. See Note 4.

The Company has historically also been subject to various legal proceedings and claims that arose in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Other Matters

On June 28, 2002, the Company entered into a settlement agreement with the New York City Department of Finance ("NYCDOF") pursuant to which the Company paid $903,943, including principal of $650,000 and interest of $253,943, in full satisfaction of all real property transfer taxes, interest and penalties assessed by the NYCDOF in May 2002 in connection with the Company's 1997 formation transactions and 1998 initial public stock offering. The shopping center properties relating to the subject tax assessments have been previously disposed in connection with the plan of liquidation. Accordingly, the principal and interest components of the settlement payment were charged to gain (loss) on sale of shopping center properties and Other income (expense), respectively, in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

In March and August 2003, respectively, the NYCDOF and the New York State Department of Taxation and Finance ("NYSDOF") issued preliminary Notices of Tax Due with regard to the Company's December 2000 transfer of its New York shopping center properties to Kimco. On March 5, 2004, the NYCDOF issued an Adjusted Notice of Tax Due with regard to such transfer. The NYCDOF is seeking to impose interest charges only relating to the late filing of the subject transfer tax returns. The Company does not expect to incur any material liability in connection with the NYCDOF notices. The NYSDOF notices have been resolved with no cost to the Company.

On June 5, 2003, the Company entered into a settlement agreement with the NYSDOF pursuant to which the Company paid $147,963.28, in full satisfaction of all real property transfer taxes assessed by the NYSDOF in connection with the Company's 1997 Formation Transactions and 1998 initial public offering.

8. Contract Rights Agreements

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

In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options outstanding at December 31, 2000 (705,500 shares at a weighted average exercise price per share of $17.43) became fully vested and replaced one-for-one by a contractual right (a "Contract Right") to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment. The Company believes it has adequately accrued ($500,000 at December 31, 2003) for amounts which may become due and payable pursuant to such Contract Rights.

9. Quarterly Financial Information

The following summary represents the results of operations for each quarter during the years ended December 31, 2003 and 2002.

                                                                                          2003 (Unaudited)
                                                                         ------------------------------------------------
                                                                         Mar. 31     June 30       Sept.30        Dec. 31
                                                                         -------     -------       -------        -------
                                                                               (in thousands, except per share data)
Revenues from rental property                                             $413         $369           $311         $110
Income (loss) from discontinued operations before extraordinary items     $246          $73           $124        $(558)
Income (loss) from discontinued operations before extraordinary items, per common share
         Basic                                                            $.03         $.01           $.02        $(.08)
         Diluted                                                          $.03         $.01           $.02        $(.08)

                                                                                          2002 (Unaudited)
                                                                         ------------------------------------------------
                                                                         Mar. 31     June 30       Sept. 30      Dec. 31
                                                                         -------     -------       --------      -------
                                                                               (in thousands, except per share data)
Revenues from rental property                                             $888         $735           $674         $494
Income (loss) from discontinued operations before
   extraordinary items                                                    $428        $(551)          $211          $25
Income (loss) from discontinued operations before
   extraordinary items, per common share
         Basic                                                            $.06        $(.08)          $.03         $.01
         Diluted                                                          $.06        $(.08)          $.03         $.01

10. Distributions on Common Stock

The Company declared and paid cash distributions on its common stock for 2003, 2002 and 2001 as follows:

                                    Record           Date of         Amount
Date of Declaration                  Date            Payment         Per Share
-------------------                  ----            -------         ---------
2003 Year:
3/3/03                                 3/11/03        3/18/03          $.50
8/28/03                                 9/9/03        9/16/03         $1.00
12/12/03                              12/29/03         1/6/04          $.50

2002 Year:
10/8/02                               10/15/02       10/22/02          $.50

2001 Year:
6/21/01                                 7/2/01         7/9/01         $1.00
9/5/01                                 9/17/01        9/24/01          $.75
11/2/01                               11/12/01       11/19/01          $.50

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Signature                                  Title                                                 Date
           ---------                                  -----                                                 ----

/s/ PHILIP PILEVSKY                  Chairman of the Board and Chief Executive Officer,                March 30, 2004
-------------------                  President, principal financial officer and Secretary
Philip Pilevsky


/s/ SHEILA LEVINE                    Director                                                          March 30, 2004
-----------------
Sheila Levine

/s/ ARNOLD S. PENNER                 Director                                                          March 30, 2004
--------------------
Arnold S. Penner

/s/ A. F. PETROCELLI                 Director                                                          March 30, 2004
--------------------
A. F. Petrocelli

/s/ ELISE JAFFE                      Director                                                          March 30, 2004
---------------
Elise Jaffe

/s/ ROBERT S. GRIMES                 Director                                                          March 30, 2004
--------------------
Robert S. Grimes

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


-------------------
* filed herewith