Form 10-Q
period 2004-03-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2004-05-13
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

                        Commission File Number: 000-23463

                       PHILIPS INTERNATIONAL REALTY CORP.
             (Exact name of registrant as specified in its charter)


              Maryland                                 13-3963667
   (State or other jurisdiction of                    (IRS Employer
    Incorporation or Organization)                  Identification No.)

                295 Madison Avenue, 2nd Floor, New York, NY 10017
               (Address of principal executive offices - Zip Code)

                                 (212) 545-1100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes / / No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,340,474 shares outstanding as of April 30, 2004.

                       PHILIPS INTERNATIONAL REALTY CORP.
                                    FORM 10-Q
                                      INDEX

                                                                                                                         Page

Part I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Statements of Net Assets in Liquidation as of March 31, 2004 and December 31, 2003         3

                  Consolidated Statement of Changes in Net Assets in Liquidation for the                                  4
                  Three Months Ended March 31, 2004

                  Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2003                    5

                  Condensed Consolidated Statement of Shareholders' Equity for the Three Months Ended March 31, 2003      6

                  Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2003                7

                  Notes to Consolidated Financial Statements                                                              8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                  13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                             13

         Item 4.  Controls and Procedures                                                                                13

Part II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                      14

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                       14

         Item 3.  Defaults Upon Senior Securities                                                                        14

         Item 4.  Submission of Matters to a Vote of Security Holders                                                    14

         Item 5.  Other Information                                                                                      14

         Item 6.  Exhibits and Reports on Form 8-K                                                                       14

                  Signatures                                                                                             15

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION




                                                                              March 31,
                                                                                 2004              December 31,
                                                                             (Unaudited)               2003
                                                                             -----------           ------------

ASSETS (LIQUIDATION BASIS)
Cash and cash equivalents                                                     $1,899,702            $5,823,934
Accounts receivable, net of allowance of $50,000                                  77,170                92,174
Prepaid expenses                                                                  36,020                49,967
Other assets                                                                   2,310,915             2,867,943
                                                                              ----------            ----------
                                                                               4,323,807             8,834,018
                                                                              ----------            ----------

LIABILITIES (LIQUIDATION BASIS)
Accounts payable and accrued expenses                                         (1,229,745)           (1,440,521)
Distributions payable on common stock                                                  -            (3,670,237)
Accrual for liquidation expenses                                                (280,000)             (885,000)
                                                                              ----------
                                                                              (1,509,745)           (5,995,758)
                                                                              ----------            ----------

MINORITY INTERESTS (LIQUIDATION BASIS)                                            (8,841)              (21,478)
                                                                              ----------            ----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION                                                     $2,805,221            $2,816,782
                                                                              ==========            ==========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                            NET ASSETS IN LIQUIDATION
                    For the Three Months Ended March 31, 2004

                                   (Unaudited)




   Net Assets in Liquidation, December 31, 2003                     $2,816,782
   Increases (decreases) during the period:
     Interest income                                                     2,347
     Amortization of prepaid insurance                                 (13,947)
     Minority interests                                                     39
                                                                    ----------

   Net Assets in Liquidation, March 31, 2004                        $2,805,221
                                                                    ==========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    For the Three Months Ended March 31, 2003

                                   (Unaudited)


DISCONTINUED OPERATIONS

Revenues from rental property                                                                             $413,175
                                                                                                          --------

Expenses:
         Operating expenses                                                                                 58,959
         Real estate taxes                                                                                  34,276
         Management fees to affiliates                                                                      12,488
         General and administrative expenses                                                               208,669
                                                                                                          --------
                                                                                                           314,392
                                                                                                          --------

Operating income                                                                                            98,783

Minority interests in income before gain on sale of shopping center property                                  (385)

Other income (expense), net                                                                                 14,671
                                                                                                          --------

Income from discontinued operations before gain on sale of shopping center property                        113,069

Gain on sale of shopping center property (net of minority share of $454)                                   132,998
                                                                                                          --------

Net income from discontinued operations                                                                   $246,067
                                                                                                          ========

Basic and diluted net income per common share                                                             $   0.03
                                                                                                          ========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2003

                                   (Unaudited)


                                                                                                 Cumulative
                                                                            Additional        Distributions in          Total
                                           Common             Stock           Paid-in           Excess of Net       Shareholders'
                                           Shares            Amount           Capital              Income               Equity
                                           ------            ------         ----------        -----------------     -------------
Balance, December 31, 2002                7,340,474          $73,405        $92,668,007         $(75,128,871)         $17,612,541
   Net income                                                                                        246,067              246,067
   Dividends on common stock                                                                      (3,670,237)          (3,670,237)
                                          ---------          -------        -----------         ------------          -----------
Balance, March 31, 2003                   7,340,474          $73,405        $92,668,007         $(78,553,041)         $14,188,371
                                          =========          =======        ===========         ============          ===========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2003

                                   (Unaudited)



Cash flow used in operating activities                              $(169,503)
                                                                   ----------

Cash flow provided by investing activities:
     Proceeds from sale of shopping center property                 2,568,106
                                                                   ----------

Cash flow used in financing activities:
     Distributions to minority interests                              (12,598)
     Dividends paid on common stock                                (3,670,237)
                                                                   ----------
                                                                   (3,682,835)
                                                                   ----------

Net decrease in cash and cash equivalents                          (1,284,232)
                                                                   ----------

Cash and cash equivalents, beginning of period                      5,941,024
                                                                   ----------

Cash and cash equivalents, end of period                           $4,656,792
                                                                   ==========


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

The Company completed the disposition of its real estate properties on December 12, 2003, and has distributed to date $17.75 per share in cash to its stockholders. This has been achieved through a series of ten property sales and/or redemption transactions, and eight liquidating distributions as more fully described in Note 2 below.

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

The Board of Directors of the Company authorized liquidating distributions generally following each of the foregoing asset dispositions as follows:

                                                        Per Share
            Date Paid                                      Amount
            ---------                                   ---------

            December 22, 2000                              $13.00
            July 9, 2001                                     1.00
            September 24, 2001                               0.75
            November 19, 2001                                0.50
            October 22, 2002                                 0.50
            March 18, 2003                                   0.50
            September 16, 2003                               1.00
            January 6, 2004                                  0.50
                                                           ------
                                                           $17.75
                                                           ======

The Board of Directors of the Company is currently seeking (i) final resolution of a certain class action filed against the Company and its directors in connection with the plan of liquidation, and (ii) recovery of approximately $2.05 million expended by the Company in defense of this action pursuant to the terms of its directors and officers' insurance policy. (See Note 5.) Upon completion of such matters, the Board of Directors currently intends to declare a ninth liquidating distribution and then may act to dissolve the corporation, transferring the Company's then residual miscellaneous assets, liabilities and contingent obligations, if any, into a liquidating trust. As any such assets are realized, liabilities paid and contingencies resolved, future liquidating distributions would be made from the trust at such times and in such amounts as the trustee deems appropriate. There can be no assurances, however, pending further research into the economic, tax and governance issues associated with dissolution of the corporation and creation of a liquidating trust, whether the wind-down of the Company's operations will proceed in this manner. The Company may not form such liquidating trust and may simply continue in its current form until such time as its liquidation is complete.

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

In adopting the liquidation basis of accounting, the Company has accrued what it believes are reasonable estimates of costs to liquidate its assets. The actual costs to liquidate the Company may differ significantly depending on a number of factors, including the length of time it takes to realize its remaining assets. Estimated costs to liquidate the Company are reflected in the Consolidated Statements of Net Assets in Liquidation as "Accrual for liquidation expenses."

It is not presently determinable whether, upon completion of the liquidation, the net assets available for distribution to shareholders will differ materially from the amount shown in the accompanying financial statements as "Net Assets in Liquidation."

Interim Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

As the result of the plan of liquidation, the Company's shopping center operations had historically been presented as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Income Per Share

Basic income per share excludes the dilutive effects of any outstanding options and warrants. Diluted income per share includes the dilutive (but not any anti-dilutive) effect of outstanding options and warrants calculated under the treasury stock method.

Basic and diluted net income per share in the accompanying Consolidated Statement of Income is based upon 7,340,474 weighted average shares of common stock outstanding for the three months ended March 31, 2003, and is computed by dividing Net income from discontinued operations by the weighted average number of shares outstanding for the period.

Minority Interests

The Company historically conducted substantially all of its business and held its real estate interests through Philips International Realty, L.P., a Delaware limited partnership (the "Operating Partnership"). This Operating Partnership was owned 74.8% by the Company, as General Partner, and 25.2% by Unit holders, as limited partners. The minority interests of these limited partners were substantially eliminated in conjunction with the disposition of properties pursuant to the plan of liquidation. (See Note 2.)

4.  Other Assets

Other assets in the accompanying Consolidated Statements of Net Assets in Liquidation as of March 31, 2004, and December 31, 2003, were substantially comprised of legal costs incurred in connection with the defense of a certain class action (see Note 5). While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. Other assets also include certain transfer and real estate tax refunds pending, and amounts due in connection with certain property sales.

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

The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors and officer's insurance policy and included in Other assets in the accompanying consolidated financial statements. While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. (See Note 4.)

The Company has historically also been subject to various legal proceedings and claims that arose in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position or liquidity of the Company.

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

In March and August 2003, respectively, the NYCDOF and the New York State Department of Taxation and Finance ("NYSDOF") issued preliminary Notices of Tax Due with regard to the Company's December 2000 transfers of its New York shopping center properties to Kimco. On March 5, 2004, the NYCDOF issued Adjusted Notices of Tax Due with regard to such transfers. The NYCDOF is seeking to impose interest charges only relating to the late filing of the subject transfer tax returns. The Company does not expect to incur any material liability in connection with the NYCDOF notices. The NYSDOF notices have been resolved with no cost to the Company.

On June 5, 2003, the Company entered into a settlement agreement with the NYSDOF pursuant to which the Company paid $147,963.28, in full satisfaction of all real property transfer taxes assessed by the NYSDOF in connection with the Company's 1997 Formation Transactions and 1998 initial public offering.

6.  Contract Rights Agreements

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

                                     PART I

                              FINANCIAL INFORMATION
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented.

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

Results of Operations

The Company adopted the liquidation basis of accounting as of December 31, 2003. Accordingly, comparison of the accompanying interim consolidated financial statements for the period ended March 31, 2004, with the prior year financial statements is not practical.

Liquidity and Capital Resources

The Company expects to invest temporarily available cash in short-term, investment-grade interest bearing securities, such as securities of the United States government or its agencies, high-grade commercial paper and bank deposits.

The Company believes that its net cash reserves will be sufficient to (i) make distributions necessary to enable the Company to continue to qualify as a REIT, and (ii) to fund the wind-down of operations and dissolution of the Company. There can be no assurances, however, whether the total distributions to stockholders will differ materially from the amount shown in the accompanying Consolidated Statements of Net Assets in Liquidation.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

         None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's chief executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer/chief financial officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors and officer's insurance policy and included in Other assets in the accompanying consolidated financial statements. While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. (See Note 4.)

The Company has historically also been subject to various legal proceedings and claims that arose in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position or liquidity of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)      Report on Form 8-K

On January 7, 2004, the Company filed a Current Report on Form 8-K dated December 12, 2003 to disclose (i) the sale of its shopping center property on Fort Campbell Boulevard in Hopkinsville, Kentucky to Kmart Express LLC, a Michigan limited liability company, for the price of $2.875 million, and (ii) certain information concerning completion of its plan of liquidation and expected total liquidating distributions to shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHILIPS INTERNATIONAL REALTY CORP.

Date: May 13, 2004                      By: /s/ PHILIP PILEVSKY
                                            -------------------------------
                                            Philip Pilevsky
                                            Chairman of the Board and Chief
                                            Executive Officer

Exhibit Index

Exhibit
Number                              Exhibit Title
------                              -------------

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

4.1 Shareholder Rights Agreement, dated as of March 31, 1999, between the Company and BankBoston, N.A. (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the year ended December 31, 1998, and incorporated herein by reference).

4.2 Amendment No. 1, dated July 27, 1999, to Shareholder Rights Agreement dated as of March 31, 1999, between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

4.3 Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the year ended December 31, 1998, and incorporated herein by reference).

10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-11, Registration No. 333-47975, and incorporated herein by reference).

10.2 First Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the year ended December 31, 1998, and incorporated herein by reference).

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

10.5 Amended and Restated Management Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership and Philips International Management Corp. (Filed as Exhibit 10-8 to the Company's Form 10-Q for the year ended December 31, 1997, and incorporated herein by reference).

10.6 Amended and Restated Non-Competition Agreement, dated as of March 30, 1998, among the Company, the Operating Partnership, Philip Pilevsky and Sheila Levine (filed as Exhibit 10.9 to the Company's Form 10-Q for the year ended December 31, 1997, and incorporated herein by reference).

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

10.24 Amendment to Amended and Restated Purchase and Sale Agreement dated as of April 4, 2001, by and between the Company, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky (filed as exhibit 10.24 to the Company's Quarterly Report on Form 10-Q dated April 17, 2001, and incorporated herein by reference).

31.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


--------
* filed herewith