Form 10-Q
period 2004-06-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2004-07-23
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,340,474 shares outstanding as of July 16, 2004.

                       PHILIPS INTERNATIONAL REALTY CORP.
                                    FORM 10-Q
                                      INDEX


                                                                                                                              Page
                                                                                                                              ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Statements of Net Assets in Liquidation as of June 30, 2004 and December 31, 2003                 3

                  Consolidated Statement of Changes in Net Assets in Liquidation for the Six Months Ended June
                  30, 2004                                                                                                       4

                  Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003                   5

                  Condensed Consolidated Statement of Shareholders' Equity for the Six Months Ended June 30, 2003                6

                  Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2003                          7

                  Notes to Consolidated Financial Statements                                                                     8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                         14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                    14

         Item 4.  Controls and Procedures                                                                                       14

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                             15

         Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                              15

         Item 3.  Defaults Upon Senior Securities                                                                               15

         Item 4.  Submission of Matters to a Vote of Security Holders                                                           15

         Item 5.  Other Information                                                                                             15

         Item 6.  Exhibits and Reports on Form 8-K                                                                              16

                  Signatures                                                                                                    17


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                       June 30,
                                                         2004       December 31,
                                                     (Unaudited)       2003
                                                     -----------    ------------
ASSETS (LIQUIDATION BASIS)
Cash and cash equivalents                            $ 1,967,875    $ 5,823,934
Accounts receivable, net of allowance of $50,000          11,984         92,174
Prepaid expenses                                          28,262         49,967
Other assets                                           2,268,268      2,867,943
                                                     -----------    -----------
                                                       4,276,389      8,834,018
                                                     -----------    -----------

LIABILITIES (LIQUIDATION BASIS)
Accounts payable and accrued expenses                 (1,232,467)    (1,440,521)
Distributions payable on common stock                         --     (3,670,237)
Accrual for liquidation expenses                        (230,000)      (885,000)
                                                     -----------    -----------
                                                      (1,462,467)    (5,995,758)
                                                     -----------    -----------

MINORITY INTERESTS (LIQUIDATION BASIS)                    (8,841)       (21,478)
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION                            $ 2,805,081    $ 2,816,782
                                                     ===========    ===========


                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                            NET ASSETS IN LIQUIDATION
                     For the Six Months Ended June 30, 2004

                                   (Unaudited)


Net Assets in Liquidation, December 31, 2003                        $ 2,816,782
Increases (decreases) during the period:
  Interest income                                                         6,043
  Amortization of prepaid insurance                                     (17,783)
  Minority interests                                                         39
                                                                    -----------

Net Assets in Liquidation, June 30, 2004 2,805,081                  $ 2,805,081
                                                                    ===========



                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Three and Six Months Ended June 30, 2003

                                   (Unaudited)


                                                                                              Three Months   Six Months
                                                                                                 Ended          Ended
                                                                                                June 30        June 30
                                                                                               ---------      ---------
DISCONTINUED OPERATIONS

Revenues from rental property                                                                  $ 368,880      $ 782,055
                                                                                               ---------      ---------

Expenses:
         Operating expenses                                                                       49,917        108,876
         Real estate taxes                                                                        28,408         62,684
         Management fees to affiliates                                                            10,976         23,464
         General and administrative expenses                                                     217,668        426,337
                                                                                               ---------      ---------
                                                                                                 306,969        621,361
                                                                                               ---------      ---------

Operating income                                                                                  61,911        160,694

Minority interests in income before gain on sale of shopping center property                        (248)          (633)

Other income (expense), net                                                                       10,956         25,627
                                                                                               ---------      ---------

Income from discontinued operations before gain on sale of shopping center property               72,619        185,688

Gain on sale of shopping center property (net of minority share of $454)                              --        132,998
                                                                                               ---------      ---------

Net income from discontinued operations                                                        $  72,619      $ 318,686
                                                                                               =========      =========

Basic and diluted net income per common share                                                  $    0.01      $    0.04
                                                                                               =========      =========



                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2003

                                   (Unaudited)


                                                                                           Cumulative
                                                                       Additional       Distributions in           Total
                                     Common              Stock           Paid-in          Excess of Net         Shareholders'
                                     Shares             Amount           Capital             Income                Equity
                                    ---------           -------        -----------      -----------------       -------------
Balance, December 31, 2002          7,340,474           $73,405        $92,668,007         $(75,128,871)         $17,612,541
   Net income                                                                                   318,686              318,686
   Dividends on common stock                                                                 (3,670,237)          (3,670,237)
                                    ---------           -------        -----------         -------------         -----------
Balance, June 30, 2003              7,340,474           $73,405        $92,668,007         $(78,480,422)         $14,260,990
                                    =========           =======        ===========         =============         ===========



                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2003

                                   (Unaudited)


Cash flow used in operating activities                              $  (129,502)
                                                                    -----------

Cash flow provided by investing activities:
     Proceeds from sale of shopping center property                   2,568,106
                                                                    -----------

Cash flow used in financing activities:
     Distributions to minority interests                                (12,598)
     Dividends paid on common stock                                  (3,670,237)
                                                                    -----------
                                                                     (3,682,835)

Net decrease in cash and cash equivalents                            (1,244,231)
                                                                    -----------

Cash and cash equivalents, beginning of period                        5,941,024
                                                                    -----------

Cash and cash equivalents, end of period                            $ 4,696,793
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

The Board of Directors of the Company authorized liquidating distributions generally following each of the foregoing asset dispositions as follows:

                                                    Per Share
             Date Paid                                Amount

             December 22, 2000                        $13.00
             July 9, 2001                               1.00
             September 24, 2001                         0.75
             November 19, 2001                          0.50
             October 22, 2002                           0.50
             March 18, 2003                             0.50
             September 16, 2003                         1.00
             January 6, 2004                            0.50
                                                       -----
                                                      $17.75

The Board of Directors of the Company is currently seeking (i) final signature by the court of a stipulation dated July 22, 2004 which voluntarily withdraws with prejudice a certain class action filed against the Company and its directors in connection with the plan of liquidation (which court signature the Company believes it is highly likely will be obtained shortly), and (ii) recovery of approximately $2.05 million expended by the Company in defense of this action pursuant to the terms of its directors and officers' insurance policy. (See Note 5.) Upon completion of such matters, the Board of Directors currently intends to declare a ninth liquidating distribution and then may act to dissolve the corporation, transferring the Company's then residual miscellaneous assets, liabilities and contingent obligations, if any, into a liquidating trust. As any such assets are realized, liabilities paid and contingencies resolved, future liquidating distributions would be made from the trust at such times and in such amounts as the trustee deems appropriate. There can be no assurances, however, pending further research into the economic, tax and governance issues associated with dissolution of the corporation and creation of a liquidating trust, whether the wind-down of the Company's operations will proceed in this manner. The Company may not form such liquidating trust and may simply continue in its current form until such time as its liquidation is complete.

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

Basic and diluted net income per share in the accompanying Condensed Consolidated Statements of Income is based upon 7,340,474 weighted average shares of common stock outstanding for the three and six months ended June 30, 2003, and is computed by dividing Net income from discontinued operations by the weighted average number of shares outstanding for the period.

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

4.  Other Assets

Other assets in the accompanying Consolidated Statements of Net Assets in Liquidation as of June 30, 2004, and December 31, 2003, were substantially comprised of legal costs incurred in connection with the defense of a certain class action (see Note 5). While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. Other assets also include certain transfer and real estate tax refunds pending, and amounts due in connection with certain property sales.

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

On July 22, 2004, the Company, its directors and the plaintiff entered into a stipulation voluntarily dismissing the class action with prejudice and without cost to the Company or its directors. The stipulation will be submitted to the court for signature. The Company believes that it is highly likely that such signature will be obtained shortly.

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

Other Matters

In March and August 2003, respectively, the New York City Department of Finance ("NYCDOF") and the New York State Department of Taxation and Finance ("NYSDOF") issued preliminary Notices of Tax Due with regard to the Company's December 2000 transfers of its New York shopping center properties to Kimco. On March 5, 2004, the NYCDOF issued Adjusted Notices of Tax Due with regard to such transfers. These NYCDOF and NYSDOF notices have been resolved with no cost to the Company.

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

RESULTS OF OPERATIONS

The Company adopted the liquidation basis of accounting as of December 31, 2003. Accordingly, comparison of the accompanying interim consolidated financial statements for the period ended June 30, 2004, with the prior year financial statements is not practical.

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

CONTRACTUAL OBLIGATIONS

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Company's management, with the participation of the Company's chief executive officer/principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 Act, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer/principal financial officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

On July 22, 2004, the Company, its directors and the plaintiff entered into a stipulation voluntarily dismissing the class action with prejudice and without cost to the Company or its directors. The stipulation will be submitted to the court for signature. The Company believes that it is highly likely that such signature will be obtained shortly.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

As discussed in Notes 1 and 2 of the accompanying Notes to Consolidated Financial Statements, the Company has completed the disposition of all of its real estate properties pursuant to a plan of liquidation approved by shareholders on October 10, 2000. The Company has ceased active business operations and is currently seeking to realize its residual assets, settle its remaining liabilities and resolve its outstanding contingencies. Upon completion of these matters, the Company intends to make a final distribution(s) to its shareholders and dissolve.

Recognizing (i) the limited and substantially administrative nature of the activities associated with the Company's efforts to wind-down operations and dissolve, (ii) the infrequent, highly-visible and easily monitored financial transactions pertaining to such activities and (iii) the importance of reducing overhead costs incurred during the process of liquidation for the benefit of shareholders, the Board of Directors of the Company resolved to discontinue the audit services of Ernst & Young LLP, its independent accountants, effective July 1, 2004.

The Reports of Independent Auditors issued by Ernst & Young LLP relating to the Company's consolidated financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the two years and six-month period ended June 30, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has not yet determined what accounting firm, if any, will replace Ernst & Young LLP as the Company's independent accountant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)      Report on Form 8-K

No reports on Form 8-K were filed during the quarterly period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHILIPS INTERNATIONAL REALTY CORP.

Date: July 23, 2004                 By: /s/ PHILIP PILEVSKY
                                        ---------------------------
                                        Philip Pilevsky
                                        Chairman of the Board and Chief
                                        Executive Officer

                                  EXHIBIT INDEX


Exhibit
Number                              Exhibit Title
--------

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

10.25* Stipulation and Order Providing For Voluntary Dismissal dated July 22, 2004 in the matter of the Zemel Family Trust on behalf of itself, and a class of persons similarly situated against the Company and its directors.

16.1*        Letter from Ernst & Young LLP to the Company dated July 20, 2004.

31.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------------
* filed herewith