Form 10-Q
period 2004-09-30
PHILIPS INTERNATIONAL REALTY CORP
filed 2004-11-12
CIK 1050686

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,340,474 shares outstanding as of October 29, 2004.

                       PHILIPS INTERNATIONAL REALTY CORP.
                                   FORM 10-Q
                                     INDEX

PART I     FINANCIAL INFORMATION                                                          PAGE
------     ---------------------                                                          ----

           Item 1.    Financial Statements:

                      Consolidated Statements of Net Assets in Liquidation as of
                      September 30, 2004 and December 31, 2003 .........................    3

                      Consolidated Statement of Changes in Net Assets in Liquidation for
                      the Nine Months ended September 30, 2004 .........................    4

                      Condensed Consolidated Statements of Income for the Three and
                      Nine Months ended September 30, 2003 .............................    5

                      Condensed Consolidated Statements of Shareholders' Equity
                      for the Three and Nine Months ended September 30, 2003 ...........    6

                      Condensed Consolidated Statements of Cash Flows
                      for the Three and Nine Months ended September 30, 2003 ...........    7

                      Notes to Consolidated Financial Statements .......................   8-16

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ........................................   17

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk .......   17

           Item 4.    Controls and Procedures ..........................................   17

PART II    OTHER INFORMATION
-------    -----------------

           Item 1.    Legal Proceedings ................................................   19

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ......   20

           Item 3.    Defaults Upon Senior Securities ..................................   20

           Item 4.    Submission of Matters to a Vote of Security Holders ..............   20

           Item 5.    Other Information ................................................   20

           Item 6.    Exhibits .........................................................   20

SIGNATURES..............................................................................   21

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       Philips International Realty Corp.
                           (In Process of Liquidation)
              Consolidated Statements of Net Assets in Liquidation


                                                          SEPTEMBER 30,
                                                             2004            DECEMBER 31,
                                                          (UNAUDITED)           2003
                                                         -----------         -----------
ASSETS (Liquidation Basis)
            Cash and cash equivalents                    $   213,986         $ 5,823,934
            Accounts receivable, net of allowance
                 of $50,000                                       --              92,174

            Prepaid expenses                                  24,428              49,967
            Other assets                                   1,911,317           2,867,943
                                                         -----------         -----------
                                                           2,149,731           8,834,018
                                                         -----------         -----------

LIABILITIES (Liquidation Basis)
            Accounts payable and accrued expenses           (973,698)         (1,440,521)
            Distributions payable on common stock                 --          (3,670,237)
            Accrual for liquidation expenses                (204,000)           (885,000)
                                                         -----------         -----------
                                                          (1,177,698)         (5,995,758)
                                                         -----------         -----------

MINORITY INTERESTS
            (Liquidation Basis)                               (2,539)            (21,478)
                                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION                                $   969,494         $ 2,816,782
                                                         ===========         ===========




                             SEE ACCOMPANYING NOTES.

                       Philips International Realty Corp.
                           (In Process of Liquidation)
                      Consolidated Statement of Changes in
                            Net Assets in Liquidation
                  For the Nine Months ended September 30, 2004

                                   (Unaudited)



Net Assets in Liquidation, December 31, 2003                        $ 2,816,782

Increases (decreases) during the period:
            Distributions paid to shareholders                       (1,835,119)
            Interest income                                               9,406
            Amortization of prepaid insurance                           (21,617)

            Minority interests                                               42
                                                                    -----------

Net Assets in Liquidation, September 30, 2004                       $   969,494
                                                                    ===========


                             SEE ACCOMPANYING NOTES.

                       Philips International Realty Corp.
                   Condensed Consolidated Statements of Income
             For the Three and Nine Months ended September 30, 2003

                                   (Unaudited)



DISCONTINUED OPERATIONS

                                                     THREE MONTHS ENDED    NINE MONTH ENDED
                                                     SEPTEMBER 30, 2003    SEPTEMBER 30,2003
                                                     ------------------    ----------------

Revenues from rental property                           $   311,212         $ 1,093,267
                                                        -----------         -----------

Expenses:
            Operating expenses                               37,622             146,498
            Real estate taxes                                21,641              84,325
            Management fees to affiliates                     9,337              32,801
            General and administrative expenses             678,562           1,104,899
                                                        -----------         -----------
                                                            747,162           1,368,523
                                                        -----------         -----------

Operating loss                                             (435,950)           (275,256)

Minority interests in loss before gains on sales
   of shopping center properties                              1,450                 817

Other income (expense), net                                   9,231              34,858
                                                        -----------         -----------
Loss from discontinued operations before
   gains on sales of shopping center properties            (425,269)           (239,581)

Gains on sales of shopping center properties
   (net of minority share of $1,873 and $2,327)             549,220             682,218
                                                        -----------         -----------

Net income from discontinued operations                 $   123,951         $   442,637
                                                        ===========         ===========

Basic and diluted net income per common share           $      0.02         $      0.06
                                                        ===========         ===========



                             SEE ACCOMPANYING NOTES.

                       Philips International Realty Corp.
           Condensed Consolidated Statements of Shareholders' Equity
                  For the Nine Months ended September 30, 2003

                                  (Unaudited)



                                                                                    CUMULATIVE
                                                                     ADDITIONAL     DISTRIBUTIONS       TOTAL
                                    COMMON           STOCK            PAID-IN       IN EXCESS OF     SHAREHOLDERS'
                                    SHARES           AMOUNT           CAPITAL        NET INCOME         EQUITY
                                 ------------     ------------     ------------     ------------      ------------

Balance, December 31, 2002          7,340,474     $     73,405     $ 92,668,007     $(75,128,871)     $ 17,612,541
   Net income                                                                            442,637           442,637
   Dividends on common stock                                                         (11,010,711)      (11,010,711)
                                 ------------     ------------     ------------     ------------      ------------

Balance, September 30, 2003         7,340,474     $     73,405     $ 92,668,007     $(85,696,945)     $  7,044,467
                                 ============     ============     ============     ============      ============



                             SEE ACCOMPANYING NOTES

                       Philips International Realty Corp.
                 Condensed Consolidated Statements of Cash Flows
                  For the Nine Months ended September 30, 2003

                                   (Unaudited)



Cash flow used in operating activities                     $    (33,051)
                                                           ------------

Cash flow provided by investing activities:
     Proceeds from sales of shopping center properties        8,200,334
                                                           ------------

Cash flow used in financing activities:
     Distributions to minority interests                        (37,794)
     Dividends paid on common stock                         (11,010,711)
                                                           ------------
                                                            (11,048,505)
                                                           ------------

Net decrease in cash and cash equivalents                    (2,881,222)

Cash and cash equivalents, beginning of period                5,941,024
                                                           ------------

Cash and cash equivalents, end of period                   $  3,059,802
                                                           ============



                             SEE ACCOMPANYING NOTES.

                       Philips International Realty Corp.
                           (In process of Liquidation)
                 Notes to the Consolidated Financial Statements


1.   BUSINESS
     --------

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

The Company completed the disposition of its real estate properties on December 12, 2003, and has distributed to date $18.00 per share in cash to its stockholders. This has been achieved through a series of ten property sales and/or redemption transactions, and nine liquidating distributions as more fully described in Note 2 below.

2.  PLAN OF LIQUIDATION
    -------------------

The following is a chronology of the events, which have transpired to date pursuant to the plan of liquidation approved by stockholders on October 10, 2000.

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

On March 13, 2002, the Company announced that its four properties with operating Kmart stores (Sacramento, CA, Atwater, CA, McHenry, IL and Hopkinsville, KY) were not affected by Kmart's recent announcement of store closings. Kmart had been operating under the protection of Chapter 11 of the Bankruptcy Code, and the Court approved the cancellation of the Kmart lease at the Company's then fifth remaining property, located in Reedley, California, in January. Although none of the Company's remaining Kmart stores was targeted for closure at such time, there could be no assurance that Kmart would not seek to cancel additional leases while it was in bankruptcy. Further, the Company objected to Kmart's request for an extension of the 60-day period in which the debtor must assume or reject the Company's leases under the Bankruptcy Code. Kmart was seeking an extension on all remaining leases through July 2003, and the Courts generally grant such significant extensions. As to the Company's Kmart leases, the Court approved an agreement with Kmart whereby all leases which had not been assumed or rejected on or before September 30, 2002 would be subject to certain protections from October 1, 2002 through January 15, 2003, which, among other things, precluded store closings during this period. In addition, the Court set March 31, 2003 as the deadline for Kmart to assume or reject the Company's leases without prejudice to Kmart's right to seek further extension.

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

On October 28, 2002, the Company reported that the NYSE had delivered notice to the Company and issued a press release to advise that it had determined the common stock of the Company, trading symbol PHR, should be removed from the list of companies traded on the NYSE. This decision was reached in view of the fact that the Company had fallen below the NYSE's continued listing standards, as its average global market capitalization over a consecutive 30-day period was less than $15,000,000. Furthermore, the NYSE noted that the Company has been operating pursuant to a plan of liquidation approved by its shareholders on October 10, 2000 and has made four liquidating distributions totaling $15.25 as of such date, with a fifth liquidating distribution of $0.50 to be paid on October 22, 2002. The NYSE indicated it intended to (and did, in fact) suspend trading in the Company's common stock prior to the opening on October 23, 2002 in connection with this distribution. Action by the NYSE with the Securities and Exchange Commission delisting the Company's shares followed the completion of applicable procedures. The Company did not request a review of this NYSE determination. Upon completion of all prescribed delisting procedures, the Company automatically became a Section 12(g) reporting company, pursuant to the Securities and Exchange Act, and was no longer a Section 12(b) reporting company.

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

The Board of Directors of the Company authorized liquidating distributions generally following each of the foregoing asset dispositions as follows:

                                                          PER SHARE
            DATE PAID                                       AMOUNT

            December 22, 2000                               $13.00
            July 9, 2001                                      1.00
            September 24, 2001                                0.75
            November 19, 2001                                 0.50
            October 22, 2002                                  0.50
            March 18, 2003                                    0.50
            September 16, 2003                                1.00
            January 6, 2004                                    .50
            August 27, 2004                                    .25
                                                          ---------
                                                            $18.00
                                                          ========

On July 28, 2004, the United States District Court for the Southern District of New York entered a stipulation and order providing for voluntary dismissal, which stipulation and order withdrew, with prejudice and without cost to the Company or its directors, a certain class action filed against the Company and its directors in connection with the plan of liquidation. The Board of Directors of the Company is currently seeking (i) recovery of approximately $2.05 million expended by the Company in defense of this action pursuant to the terms of its directors' and officers' insurance policy (see Note 5.) and (ii) to realize the Company's residual assets, settle all liabilities and resolve any remaining contingencies. Upon completion of these matters, the Board of Directors currently intends to declare final liquidating distribution(s) and then will act to dissolve the corporation. It is possible, however, that the Company's residual assets, liabilities and contingencies will be transferred into a liquidating trust. Then, as any such assets were realized, liabilities paid and contingencies resolved, future liquidating distributions would be made from the trust at such times and in such amounts as the trustee deems appropriate. There can be no assurances, pending further research into the economic, tax and governance issues associated with dissolution of the corporation and creation of a liquidating trust, as to the manner in which the wind-down of the Company's operations will proceed.

3.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

BASIS OF PRESENTATION:

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

INTERIM FINANCIAL STATEMENTS:

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments, which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

SEGMENT INFORMATION:

         The Company's shopping center properties had historically been anchored by discount stores, supermarkets, drugstores and other retailers offering day-to-day shopping necessities. Management considered the operating, investing and financing activities of its properties to comprise a single business segment and evaluated real estate performance and allocated resources based upon net income.

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

USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

INCOME PER SHARE:

         Basic income per share excludes the dilutive effects of any outstanding options and warrants. Diluted income per share includes the dilutive (but not any anti-dilutive) effect of outstanding options and warrants calculated under the treasury stock method.

         Basic and diluted net income per share in the accompanying Condensed Consolidated Statements of Income is based upon 7,340,474 weighted average shares of common stock outstanding for the three and nine months ended September 30, 2003, and is computed by dividing Net income from discontinued operations by the weighted average number of shares outstanding for the period.

MINORITY INTERESTS:

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

4. OTHER ASSETS
   ------------

     Other assets in the accompanying Consolidated Statements of Net Assets in Liquidation as of September 30, 2004, and December 31, 2003, were substantially comprised of legal costs incurred in connection with the defense of a certain class action (See Note 5). While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. Other assets also include certain transfer and real estate tax refunds pending, and amounts due in connection with certain property sales.

5. COMMITMENTS AND CONTINGENCIES
   -----------------------------

LEGAL PROCEEDINGS:

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

         On July 28, 2004, the United States District Court for the Southern District of New York entered a stipulation and order providing for voluntary dismissal which withdrew the class action with prejudice and without cost to the Company or its directors.

         The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors' and officers' insurance policy and which is included in other assets in the accompanying consolidated financial statements. While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. (See Note 4.)

         The Company has historically also been subject to various legal proceedings and claims that arose in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position or liquidity of the Company.

OTHER MATTERS:

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

6. CONTRACT RIGHTS AGREEMENTS
   --------------------------

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

In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options outstanding at December 31, 2000 (705,500 shares at a weighted average exercise price per share of $17.43) became fully vested and replaced one-for-one by a contractual right (a "Contract Right") to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment. The Company believes it has adequately accrued for amounts, which may become due and payable pursuant to such Contract Rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented.

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

RESULTS OF OPERATIONS:

         The Company adopted the liquidation basis of accounting as of December 31, 2003. Accordingly, comparison of the accompanying interim consolidated financial statements for the period ended September 30, 2004, with the prior year financial statements is not practical.

LIQUIDITY AND CAPITAL RESOURCES:

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

OFF-BALANCE SHEET ARRANGEMENTS:

         The Company has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS:

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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

On July 28, 2004, the United States District Court for the Southern District of New York entered a stipulation and order providing for voluntary dismissal which withdrew the class action with prejudice and without cost to the Company or its directors.

The Company has incurred significant costs in connection with the defense of this litigation, which it believes are covered under the Company's directors' and officers' insurance policy and which is included in other assets in the accompanying consolidated financial statements. While it is probable that such defense costs will not be fully recovered since the carrier is now seeking to disqualify a substantial portion of the costs incurred as non-covered expenses under the policy, the Company considers the carrier's assertions to be without merit, in contravention of the policy's specifications and will take such action as may be necessary to protect the interests of its shareholders. (See Note 4.)

The Company has historically also been subject to various legal proceedings and claims that arose in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position or liquidity of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         None.

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


                                       Philips International Realty Corp.




Date:  November 11, 2004               By: /s/ Philip Pilevsky
                                       ----------------------------------------
                                       Philip Pilevsky
                                       Chairman of the Board and
                                       Chief Executive Officer

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

4.1 Shareholder Rights Agreement, dated as of March 31, 1999, between the Company and Bank Boston, N.A. (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the year ended December 31, 1998, and incorporated herein by reference).

4.2 Amendment No. 1 dated July 27, 1999, to Shareholder Rights Agreement dated as of March 31, 1999 between the Company and Bank Boston N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 15, 1999, and incorporated herein by reference).

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

10.24 Amendment to Amended and Restated Purchase and Sale Agreement dated as of April 4, 2001, by and between the Company, Philips Lake Worth Corp., a New York corporation, and Philip Pilevsky filed as Exhibit
            10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.25 Stipulation and Order Providing For Voluntary Dismissal dated July 22, 2004 in the matter of the Zemel Family Trust on behalf of itself, and a class of persons similarly situated against the Company and its directors (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

16.1 Letter from Ernst & Young LLP to the Company dated July 20, 2004 (filed as Exhibit 16.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

31.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Company's Chief Executive Officer and principal financial officer, Philip Pilevsky, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *FILED HEREWITH