Form 10-K
period 2004-12-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2005-03-31
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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


   Common Stock, $0.01 par value                          None
- ------------------------------------------------------------------------------
  (Title of Each Class)                    (Name of Each Exchange on Which
                                           Registered)

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

As of March 11, 2005, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $0.3 million. The aggregate market value was computed with reference to the average bid and asked prices of the stock as quoted on the OTC Bulletin Board on such date. The calculation does not reflect a determination that persons are non-affiliates for any other purpose.

As of March 11, 2005, 7,340,474 shares of common stock, $.01 par value, of the Company (the "Common Stock") were outstanding.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained on page number 49 herein.

DOCUMENTS INCORPORATED BY REFERENCE: None

                       PHILIPS INTERNATIONAL REALTY CORP.
                                TABLE OF CONTENTS
                                    FORM 10-K


                                                                    Page
                                                                    ----
PART I

Item 1.   Business                                                       1
Item 2.   Properties                                                     10
Item 3.   Legal Proceedings                                              10
Item 4.   Submission of Matters to a Vote of Security Holders            10

PART II

Item 5.   Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities            11
Item 6.   Selected Financial Data                                        13
Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk     16
Item 8.   Financial Statements and Supplementary Data                    16
Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures                                     16
Item 9A.  Controls and Procedures                                        16
Item 9B.  Other Information                                              17

PART III

Item 10.   Directors and Executive Officers of the Registrant            17
Item 11.   Executive Compensation                                        20
Item 12.   Security Ownership of Certain Beneficial
Owners and Management                                                    24
Item 13.   Certain Relationships and Related Transactions                26
Item 14.   Principal Accounting Fees and Services                        28

PART IV

Item 15.   Exhibits, Financial Statement Schedules                       28

SIGNATURES                                                               48
EXHIBIT INDEX                                                            49

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

The Company completed the disposition of the last of its real estate properties on December 12, 2003 and has distributed to date $18.10 per share in cash to its stockholders. This has been achieved through a series of ten property sales and/or redemption transactions, and ten liquidating distributions as more fully described below.
See "Item 1. Business - Plan of Liquidation."

The Board of Directors of the Company is currently seeking to recover certain real estate and transfer tax refunds totaling $175,000 due from two governmental agencies. Upon collection of these tax refunds, the Board of Directors currently intends to declare a final liquidating distribution and then will act to dissolve the corporation.

Notwithstanding that (i) the weak economic environment following adoption of the plan of liquidation in October 2000 had depressed retail rents and real property values, and (ii) the Company had to contend with the Kmart Chapter 11 bankruptcy proceedings in seeking to divest many of its shopping center properties in which this troubled retailer was the anchor tenant, the Company filed a Current Report on Form 8-K dated January 7, 2004 to report that it expected total distributions to shareholders would be within 1% of the originally projected total of $18.25 per share.

On December 17, 2004, the Company announced that the amount and timing of any future distributions to shareholders, which in the aggregate were unlikely to exceed $0.05 per share, remain subject to (i) the Company's realization of certain claims for refund of real estate and transfer taxes paid, and (ii) the costs incurred to complete all wind-down activities and dissolve the corporation. Assuming the prompt receipt of these refunds, the Board of Directors anticipates that it may commence the winding-down and dissolution of the corporation and a final liquidating distribution within the next several months.

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

The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted, up or down, so that the aggregate value per Unit received by them in connection with the distribution to the Related Limited Partners of the Company's four shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per share), and the total per share value received by the Company's stockholders in the liquidation, will be the same. The Related Limited Partners have paid $243,000 to the Company to date in respect of this purchase price adjustment obligation.

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

The Company will not list its common shares on any other securities exchange or on NASDAQ. However, until the Board of Directors acts to dissolve the corporation, the Company believes that alternative trading venues, such as the "Pink Sheets" and the "OTC Bulletin Board," will continue to be available to its shareholders. There can be no assurance, however, that any such alternative markets will remain active. The Company is likely to cease filing periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act") after the filing of this Annual Report on Form 10-K in order to reduce expenses. Pertinent information will be disseminated by press release and perhaps the filing of current reports on Form 8-K. If the Company ceases to file periodic reports, it will be out of compliance with its obligations under the 1934 Act and Securities and Exchange Commission ("SEC") Rule 144 will become unavailable for the resale of shares by affiliates of the Company. The Company has elected to include unaudited financial statements in this Annual Report on Form 10-K to reduce expenses, even though applicable SEC rules require audited financial statements.

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

The Board of Directors of the Company authorized liquidating distributions generally following each of the foregoing asset dispositions as follows:


                                                          Per Share
              Date Paid                                      Amount
              ---------                                      ------
              December 22, 2000                              $13.00
              July 9, 2001                                     1.00
              September 24, 2001                               0.75
              November 19, 2001                                0.50
              October 22, 2002                                 0.50
              March 18, 2003                                   0.50
              September 15, 2003                               1.00
              January 6, 2004                                  0.50
              August 27, 2004                                  0.25
              December 30, 2004                                0.10
                                                             ------
                                                             $18.10
                                                             ======

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

As of December 31, 2000, the Company had utilized proceeds from property dispositions in part to satisfy all outstanding mortgage indebtedness. While the Company's organizational documents do not limit the amount of indebtedness that the Company may incur, there was no secured debt outstanding at December 31, 2004 and the Company does not expect to incur any such debt in the future.

Employees

Philip Pilevsky was the sole employee of the Company as of December 31, 2004. Mr. Pilevsky does not currently receive any remuneration for services rendered in his capacities as described above. Mr. Pilevsky is, however, a shareholder of the Company and receives liquidating distributions in respect of this equity interest as may be declared from time to time by the Board generally with regard to all shares of common stock then outstanding.

Industry Segments

The Company historically operated in a single industry segment - real estate. The Company did not have any foreign operations and its business was not seasonal. See the financial statements attached hereto and incorporated by reference herein for financial information relating to the Company's historic real estate activities.

Risk Factors

The Company is actively seeking to realize its remaining assets, settle its liabilities and resolve its contingent obligations. It is not presently determinable whether, upon completion of the liquidation, the net assets available for distribution to shareholders will differ materially from the amount shown in the accompanying Consolidated Statement of Net Assets in Liquidation.

The Company's ability to complete its plan of liquidation and achieve its estimated total cash distributions, which are currently not expected to exceed $0.05 per share, to stockholders may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors.

We are dependent upon our Board of Directors, Chief Executive Officer and professional consultants whose continued service is not guaranteed.

We are dependent upon our Board of Directors, Chief Executive Officer and professional consultants for strategic business direction in the wind-down of the Company's operations, including the realization of pending claims for refund of certain real estate and transfer taxes due from two governmental agencies. Loss of their services could adversely affect us. We cannot assure you that our Board of Directors, Chief Executive Officer and professional consultants will continue to provide services to us.

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

On July 28, 2004, the United States Distract Court for the Southern District of New York entered a stipulation and order providing for voluntary dismissal which withdrew the class action with prejudice and without cost to the Company or its directors. The Company incurred significant costs in connection with the defense of this litigation. Reference should be made to Note 4 of the accompanying consolidated financial statements for information regarding the realization of such defense costs.

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

The Company has no current intention to seek listing of its common shares on any other securities exchange or on NASDAQ. However, unless and until the Board of Directors acts to dissolve the corporation, the Company believes that alternative trading venues, such as the "Pink Sheets" and the "OTC Bulletin Board," will continue to be available to its shareholders. There can be no assurance, however, that any such alternative markets will remain active. The Company currently intends to cease filing periodic reports under the 1934 Act after the filing of this Annual Report on Form 10-K in order to reduce expenses. Pertinent information will be disseminated by press release and perhaps the filing of current reports on Form 8-K. If the Company ceases to file periodic reports, it will be out of compliance with its obligations under the 1934 Act and SEC Rule 144 will become unavailable for the resale of shares by affiliates of the Company. Alternatively, if the Company continues to file periodic reports and if it is still in existence at the time the Annual Report on Form 10-K is required to be filed for the year ending December 31, 2005, the Company may elect to include unaudited financial statements in such report (as it has with regard to the accompanying unaudited consolidated financial statements as of, and for the year ended, December 31, 2004) to reduce expenses, unless required to do otherwise.

Market Information

The following table sets forth the high and low bid prices for the Company's common stock, as quoted on the OTC Bulletin Board, for each calendar quarter in the two-year period ended December 31, 2004. These high and low bid quotations were furnished by a representative of the OTC Bulletin Board, represent prices between broker-dealers (without regard to retail mark-ups and mark-downs or any commissions to the broker-dealer), and may not reflect prices for the Company's common stock in actual transactions.

                  2004:                            High             Low
                  -----                            ----             ---
                  First Quarter                    $0.95           $0.40
                  Second Quarter                   $0.49           $0.31
                  Third Quarter                    $0.40           $0.10
                  Fourth Quarter                   $0.20           $0.055

                  2003:                            High             Low
                  -----                            ----             ---
                  First Quarter                    $2.00           $1.40
                  Second Quarter                   $1.73           $1.46
                  Third Quarter                    $1.88           $0.86
                  Fourth Quarter                   $0.97           $0.90

On March 11, 2005, the average bid and asked prices of the Company's common stock as quoted on the OTC Bulletin Board was $0.04 per share.

Holders

On March 11, 2005, the Company had approximately 1,147 common shareholders of record.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities in the years ended December 31, 2004, 2003 or 2002.


Dividends and Distributions

The Company paid distributions on its common stock during calendar years 2004 and 2003 as follows:

                                        Record         Date of       Amount
Date of Declaration                     Date           Payment       Per Share
                                        ----           -------       -------

2004:
12/17/04    ....................        12/22/04       12/30/04      $0.10*
8/17/04     ....................        8/20/04        8/27/04       $0.25*
12/12/03    ....................        12/29/03       1/6/04        $0.50*

2003:
8/28/03     ....................        9/9/03         9/15/03       $1.00*
3/3/03      ....................        3/11/03        3/18/03       $0.50*


* Constituted liquidating distributions under the Company's plan of liquidation.

Any future distributions will be determined by the Board of Directors and will be dependent upon a number of factors. In addition, in order to maintain its qualification as a REIT under the Code, the Company is, in general, required to distribute currently 90% of its taxable income. Upon the stockholders' approval of the plan of liquidation in October 2000, the Company suspended the payment of regular quarterly dividends. Pursuant to the plan of liquidation, a total of $18.10 has been distributed to date.

Common Stock Buy-Back Program

In March 1999, the Board of Directors authorized a discretionary common stock buy-back program pursuant to which the Company may repurchase up to $5 million in value of its outstanding shares of common stock. Purchases may be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions and are subject to compliance with applicable securities and tax regulations. No shares have been repurchased to date under this program; however, the Board may (but currently has no intention to) elect in its discretion to repurchase shares in the future.

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

See "Item 11 - Executive Compensation" and "Item 12 - Security Ownership of Certain Beneficial Owners and Management."

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. This information should be read in conjunction with all of the financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. See "Item 1 - Business-Plan of Liquidation."

                                             2004       2003        2002       2001       2000

                                             ----       -----       -----      ----       ----
                                            (In thousands, except per share and property data)

Operating Data (discontinued operations):
Revenues from rental property                $ -        $1,203      $2,791     $5,023     $43,134
Income (Loss)
from discontinued operations before
extraordinary items                          --         (115)       113        2,743      49,997
Income (Loss) from discontinued
operations before extraordinary items,
per common share:
Basic                                        --         (.02)       .02        .37        6.81
Diluted                                      --         (.02)       .02        .37        6.81
Balance Sheet Data:
Rental properties, net, at cost              --         --          10,103     18,974     33,579
Investments in real estate joint
ventures                                     --         --          --         --         --
Total assets                                 --         8,834       18,679     22,385     37,572
Mortgages and notes payable                  --         --          --         --         --
Shareholders' equity                         --         --          17,613     21,170     34,944
Net assets in liquidation                    240        2,817       --         --         --
Other Data:
Net cash provided by (used in)
operating activities                         --         (42)        427        (298)      10,038
Net cash provided by (used in)
Investing activities                         --         10,973      8,334      16,029     120,268
Net cash provided by (used in)
Financing activities                         --         (11,049)    (3,683)    (16,573)   (131,785)
Cash dividends declared per share            .35        2.00        .50        2.25       13.76
GLA (sq.ft.) (at end of period)              --         --          272,430    477,901    890,663
Occupancy of Properties owned (%)
(at end of Period)                           --         --          84.2       90.7       83.1


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

Results of Operations

During the three years in the period ended December 31, 2004, the Company divested portions of its shopping center portfolio pursuant to a plan of liquidation approved by shareholders on October 10, 2000. See Note 2 of the accompanying Notes to Consolidated Financial Statements. The disposition of these properties gives rise to significant changes when comparing the Company's results of operations for the two years ended December 31, 2003 and 2002.

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

Net cash provided by investing activities was $10,973,000 during 2003, as compared to $8,334,000 during 2002. See Note 2 of the accompanying Notes t Consolidated Financial Statements for information pertaining to the sales of shopping center properties during these respective periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page 31.

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

ITEM 9B.  OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

Set forth below is certain information as of March 15, 2005 for (i) the members of the Board of Directors of the Company, (ii) the executive officer of the Company and (iii) the directors and executive officer of the Company as a group:

                                                                                                                     Percentage
                                                                                                                      of Shares
                                                                                                        Percentage    Outstanding
                                                                                                         Of Shares   (on a fully-
                                                                 First       Term         Number of     Outstanding    diluted
Name and Position                                     Age       Elected    Expired (1)  Shares (2)(3)       (%)        basis)%
-----------------                                     ---       -------    -----------  -------------       ---        -------
Philip Pilevsky, Chairman of the Board of
Directors and Chief Executive Officer,
President and Secretary of the
Company........................................       58          1997       2001        344,695(6)         4.7           4.7
Sheila Levine, Director(4).....................       47          1997       2000          2,800(7)         *             *
Elise Jaffe, Director(5).......................       49          1999       2002          1,000(8)         *             *
Robert S. Grimes, Director(4)..................       61          1997       2001         12,800(9)         *             *
Arnold S. Penner, Director(4)(5)...............       68          1997       2001              0(10)        *             *
A.F. Petrocelli, Director(5)...................       61          1997       2000         57,100(11)        *             *
                                                      --          ----       ----        ----------         ---           ---
All directors and executive officer as a
group (6 persons)..............................                                          418,395(12)        5.7           5.7


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

To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company, the Company believes that during fiscal year 2004, its officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of the Chief Executive Officer and the three other executive officers of the Company (collectively, the "Named Executive Officers") for each of the Company's last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation (1)                       Long-Term Compensation
                                              -----------------------                       ----------------------
                                                                                      Awards                      Payouts
                                                                                      ------                      -------
                                                                                            Securities
                                                                               Restricted    Underlying      LTIP
Name and                                                       Other Annual      Stock      Options/SARs   Payouts     All Other
Principal Position            Year    Salary($)   Bonus($)    Compensation($)  Award(s)($)      (#)          ($)      Compensation
------------------            ----    ---------   --------    ---------------  -----------      ---          ---      ------------
Philip Pilevsky.............  2004       0(2)           0           0              0              0            0           0
                              2003       0(2)           0           0              0              0
Chief Executive Officer       2002       0(2)           0           0              0              0            0           0
President, principal
financial officer
And Secretary

Louis J. Petra.(3)..........  2004       0              0           0              0              0            0           0
                              2003       0              0           0              0              0            0           0
                              2002       0              0           0              0              0            0           0

Sheila Levine(4)............  2004       0              0           0              0              0            0           0
                              2003       0              0           0              0              0
                              2002       0(4)           0           0              0              0            0           0

Carl E. Kraus(5)............  2004       0              0           0              0              0            0           0
                              2003       0              0           0              0              0            0           0
                              2002     74,400           0           0              0              0            0           0

(1) The annual compensation portion of this table includes the dollar value of regular annual payments of base salary, bonus and any other annual compensation earned by each named executive officer during the year indicated.

(2) Philip Pilevsky, Chairman of the Board of Directors and Chief Executive Officer, President and Secretary of the Company, did not receive compensation from the Company in consideration for services rendered in such capacities, as applicable, during calendar years 2004, 2003, and 2002.

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

                       AGGREGATED OPTION/SAR EXERCISES IN
             LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                  Number of Securities
                                                                 Underlying Unexercised               Value of Unexercised In-
                                Shares                           Options/SARs at Fiscal              The-Money Options/SARs at
                               Acquired        Value                   Year-End (#)                      Fiscal Year-End ($)
                              on Exercise    Realized        ---------------------------------      ------------------------------
Name                              (#)          ($)           Exercisable(1)      Unexercisable      Exercisable      Unexercisable
----                              ---          ---           --------------      -------------      -----------      -------------
Philip Pilevsky...........         0            0                (1)                  0                   0                 0
Louis J. Petra............         0            0                (1)                  0                   0                 0
Sheila Levine.............         0            0                (1)                  0                   0                 0
Carl E. Kraus.............         0            0                (1)                  0                   0                 0

(1) In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of the Company's shopping center properties, Philip Pilevsky received 240,000 Contract Rights, Louis J. Petra received 100,000 Contract Rights, Sheila Levine received 100,000 Contract Rights and Carl E. Kraus received 50,000 Contract Rights, in replacement of previously vested stock options granted in years prior to 2000. Such Contract Rights represent the right to receive the excess of the total per share liquidating distributions to stockholders over the original stock option exercise price ($17.50 per share as to Messrs. Pilevsky, Petra and Ms. Levine; $16.75 per share as to Mr. Kraus). The value of such Contract Rights is at present not calculable, but is not expected to exceed $0.05 per Contract Right. Contract Rights are retained after termination of employment.

Compensation of Directors

Directors' Fees. Each non-employee director of the Company is entitled to receive an annual fee of $10,000, plus (a) $750 for attendance in person at each meeting of the full Board of Directors, (b) $500 for attendance in person at each meeting of a committee thereof, if such meeting is held on a day other than the day of a full Board meeting, and (c) $250 for each telephonic meeting participation. The Company does not pay director fees to Sheila Levine, or to employee directors, who in fiscal 2004 consisted of Philip Pilevsky. Each director also is entitled to reimbursement for expenses relating to attendance at meetings of the Board of Directors or any committee thereof. During 2004, Elise Jaffe, Robert S. Grimes, Arnold S. Penner, and A.F. Petrocelli received directors' fees in the amount of $10,000 each.

Stock Option Plan. Pursuant to the Company's 1997 Stock Option and Long-Term Incentive Plan (the "Stock Option Plan"), in 1998 each non-employee director was granted a non-qualified option to purchase 10,000 shares of common stock in connection with the director's initial appointment to the Board of Directors, which have now been converted into Contract Rights. These grants under the Stock Option Plan were made at an exercise price equal to the "fair market value" (as defined under the Stock Option Plan) at the time of the grant of the shares of common stock subject to such option. No options or additional Contract Rights were granted to directors or executive officers in 2004.

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

Compensation Committee Interlocks and Insider Participation

Sheila Levine, a member of the Compensation Committee of the Board of Directors during 2002, also served as the Chief Operating Officer, Executive Vice President and Secretary of the Company through November 12, 2002. Ms. Levine is also a party to certain related transactions with the Company. See "Item 13 - Certain Relationships and Related Transactions". The other two members of the Compensation Committee of the Board of Directors (comprising a majority thereof) are Robert S. Grimes and Arnold S. Penner. Messrs Grimes and Penner are independent outside directors of the Company who are neither employed by, nor have any other affiliation with, the Company.

Board Compensation Committee Report on Executive Compensation

The Company is operating under a plan of liquidation. Philip Pilevsky, the sole executive officer of the Company, serves as Chief Executive Officer, President, principal financial officer and Secretary, and does not receive compensation for services rendered in such capacities or as Chairman of the Board of Directors of the Company.

Base Salaries. Carl E. Kraus, former Chief Financial Officer of the Company, received base compensation during 2002 in accordance with his at-will employment arrangement. Mr. Kraus' compensation level was set to provide remuneration for the services performed and were considered reasonable in light of the circumstances.

Stock Option Plan. Awards granted under the Stock Option Plan were historically based on a number of factors, including (i) the executive officer's or key employee's position in the Company, (ii) his or her performance and responsibilities, (iii) the extent to which he or she already held an equity stake in the Company, (iv) equity participation levels of comparable executives and key employees at other companies in the compensation peer group, and
(v)individual contribution to the success of the Company's financial performance. However, the Stock Option Plan did not provide any formulated method for weighing these factors, and a decision to grant an award was based primarily upon the Compensation Committee's evaluation of the past as well as the future anticipated performance and responsibilities of the individual in question. No options or additional Contract Rights were granted in 2004. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" for a more detailed description of such Contract Rights.

401(k) Savings Plan. The Company has maintained a 401(k) Savings and Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliates. The 401(k) Plan permits eligible employees of the Company (and any designated affiliate) to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately fully vested and non-forfeitable upon contribution to the 401(k) Plan. The Company did not make matching contributions or discretionary profit sharing contributions to the 401(k) Plan during 2004 and does not currently intend to do so in the future. The 401(k) Plan is designed to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by the Company to the 401(k) Plan, and income earned thereon, will not be taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made.

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

                             COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS

                                  SHEILA LEVINE
                                ARNOLD S. PENNER
                                ROBERT S. GRIMES

Performance Graph

Stockholders of the Company approved the adoption of a plan of liquidation on October 10, 2000. Pursuant to such plan, the Company has proceeded to divest all of its real estate assets and concurrently authorize liquidating distributions to its stockholders. Such liquidating distributions, totaling $18.10 in cash per share to date, have been paid as follows:





                           December 2000                       $13.00
                           July 2001                             1.00
                           September 2001                         .75
                           November 2001                          .50
                           October 2002                           .50
                           March 2003                             .50
                           September 2003                        1.00
                           January 2004                           .50
                           August 2004                            .25
                           December 2004                          .10
                                                               ------

                                                               $18.10
                                                               ======

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2004 with respect to each person who is known by the Company, in reliance on Schedules 13D and 13G filed with the SEC, to own beneficially more than 5% of the Company's outstanding shares of common stock. Except as otherwise noted below, all shares of common stock are owned beneficially by the individual listed with sole voting and/or investment power.

                                                     Amount and      Percentage
                                                     Nature          of Shares
Name of                                              Of Beneficial   Outstanding
Beneficial Owner                                     Ownership       (%) (1)
-----------------                                    ---------       -------
Double Play Partners Limited Partnership (2).....    1,080,200       14.72%
Deutsche Bank AG (3)...........................      799,850         10.90%
Hot Creek Investors, L.P. (4)..................      687,800         9.40%
Loeb Partners Corporation (5).....................   519,315         7.07%
Cohen & Steers Capital Management, Inc. (6)......    481,000         6.55%
AEW Capital Management, L.P. (7)...............      430,650         5.87%

(1) The total number of shares outstanding used in calculating this percentage does not include shares which had been reserved for issuance upon the exercise of stock options granted, or reserved for possible grant, to certain employees and directors of the Company because all shares which had been reserved for issuance upon the exercise of stock options, have been converted into Contract Rights. Such Contract Rights carry no voting or dispositive rights. This information is as of December 31, 2004.

(2) Address: 1391 Main Street, Springfield, MA 01103. Share information furnished in reliance on the Schedule 13 G/A dated February 11, 2005 of Double Play Partners Limited Partnership ("Double Play") filed with the SEC, which represents holdings as of December 31, 2004. This number represents shares for which Double Play has sole dispositive and voting power.

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

(4) Address: Post Office Box 3178, Gardnerville, Nevada 89410. Share information furnished in reliance on the Schedule 13G dated January 2, 2005 of Hot Creek Investors, L.P. filed with SEC, which represents holdings as of December 31, 2004. This number represents shares for which Hot Creek Investors, L.P. has shared voting and dispositive power with Hot Creek Capital , L.L.C. and David M. W. Harvey.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2004, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

                                                                                                          Number of Securities
                                                                                                        Remaining Available for
                                   Number of Securities to be                                       Future Issuance Under Equity
                                    Issued Upon Exercise of         Weighted-Average Exercise              Compensation Plans
                                 Outstanding Options, Warrants    Price of Outstanding Options,    (excluding securities reflected
Plan Category                              and Rights                   Warrants and Rights                  in column (a))
-------------                              ----------                   -------------------        --------------------------------
                                               (a)                             (b)                                 (c)
Equity Compensation Plans
Approved by Stockholders........          705,500(1)                         $17.43(1)                            N/A(1)
Equity Compensation Plans
Not Approved by
Stockholders....................              N/A                                 N/A                             N/A
                                              ----                                ---                             ---

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain directors and executive officers of the Company (or members of their immediate families or related trusts) and persons who hold more than 5% of the outstanding shares of common stock had direct or indirect interests in certain transactions of the Company during 2004 as follows:

         Management Agreement. Pursuant to a Management Agreement, Philips International Holding Corp. ("PIHC"), an entity affiliated with Mr. Philip Pilevsky, the Company's Chief Executive Officer, President and Secretary, has historically provided property management, legal and leasing services for the Company's retail properties including, among other things, (i) operating, leasing and maintaining the properties;
         (ii) the collection of rents; and (iii) overseeing the construction of improvements and additions to the properties. PIHC has received a management fee from the Company equal to 3% of gross rental collections received from the properties, fees for legal services and leasing commissions (not to exceed local current market rates) and a construction supervisory fee (up to 10% of the cost of a project) with regard to tenant improvements and construction matters relating to the properties. In addition, PIHC is reimbursed for out-of-pocket expenses. Fees paid for such services totaled $0, $154,000 and $225,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

         The Management Agreement expires on December 31, 2005, subject to automatic one-year renewals. The Management Agreement may be terminated by the Company, at any time, (i) in whole or in part, upon thirty days' written notice, in the event that the Company elects to perform one or more of such management functions on an 'in-house' basis (with a commensurate reduction in fees), and (ii) in whole, immediately, upon the occurrence of certain other events, including upon the gross negligence or willful misconduct of PIHC. The Company has continued the Management Agreement, notwithstanding all of its properties have been sold, in order to have the benefit of the PIHC organizational infrastructure.

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

         Redemption Transaction. On June 14, 2001, in conjunction with its plan of liquidation, the Company completed the sale of a redevelopment site (Palm Springs Plaza in Lake Worth, Florida) to certain limited partners in the Operating Partnership, including Mr. Pilevsky and Ms. Levine, for approximately $7.6 million in cash. The purchase price paid by these limited partners under the Lake Worth Agreement will be adjusted, if necessary, so that the value per Unit received by them ($18.25 per Unit) pursuant to the redemption transactions which occurred in 2000 (i.e., the November 2000 distribution of the Company's four shopping center properties located in Hialeah, FL, and the December 2000 sale of the Company's redevelopment property located on Third Avenue in New York, NY) and the total per share value received by our stockholders in the liquidation, will be the same. The limited partners have paid $243,000 to the Company to date in respect of this purchase price adjustment obligation.

         Other Matters. Jeffrey Levine, the husband of Ms. Levine, is a partner at the accounting firm of Margolin Winer & Evens, LLP (formerly Chassin Levine Rosen & Company, LLP), which firm has provided tax, accounting and consulting services to the Company. During the year ended December 31, 2004, the Company paid an aggregate of approximately $45,000 in fees to Margolin Winer & Evens, LLP.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Audit Fees.

The aggregate fees incurred by the Company for fiscal years ended December 31, 2004 and 2003 for professional services rendered by Ernst & Young LLP in connection with (i) the audit of the Company's annual financial statements, (ii) the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 and (iii) services provided in connection with statutory and regulatory filings or engagements were $35,000 and $112,000, respectively.

2. Audit-Related Fees.

The Company did not incur any fees for fiscal years ended December 31, 2004 and 2003 for assurance and related services by Ernst & Young LLP in connection with the performance of the audit or review of the Company's financial statements, including 401(k) plan audits.

3. Tax Fees.

The Company did not incur any fees for fiscal years ended December 31, 2004 and 2003 for professional services rendered for tax compliance, tax advice or tax planning.

4. All Other Fees.

The Company did not incur any other fees for fiscal years ended December 31, 2004 and 2003 for services rendered by Ernst & Young LLP.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT AUDITORS


PHILIPS INTERNATIONAL REALTY CORP.
Report of Independent Auditors
Consolidated Statement of Net Assets in Liquidation as of December 31, 2004 (Unaudited)
Consolidated Statement of Changes in Net Assets in Liquidation for the year Ended December 31, 2004 (Unaudited)
Consolidated Statement of Net Assets in Liquidation as of December 31, 2003 Consolidated Balance Sheet as of December 31, 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003,
2002
Consolidated Statements of Shareholders' Equity and Net Assets in Liquidation for the Years Ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

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


                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of Philips International Realty Corp.

We have audited the accompanying consolidated balance sheet of Philips International Realty Corp. as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and net assets in liquidation and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the accompanying consolidated statement of net assets in liquidation as of December 31, 2003. These financial statements are the responsibility of the management of Philips International Realty Corp. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, the Company changed its basis of accounting as of December 31, 2003, from the going concern basis to the liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Philips International Realty Corp. at December 31, 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, and its consolidated net assets in liquidation as of December 31, 2003, in conformity with accounting principles generally accepted in the United States and applied on the basis of accounting described in Note 3.


                                ERNST & YOUNG LLP

New York, New York

March 15, 2004

                       Philips International Realty Corp.
                           (In Process of Liquidation)
               Consolidated Statement of Net Assets in Liquidation
                                December 31, 2004

                                   (Unaudited)

ASSETS (Liquidation Basis)

            Cash and cash equivalents                           $274,637

            Prepaid insurance                                     23,608

            Other assets                                         175,000
                                                                ---------

                                                                 473,245
                                                                ---------

LIABILITIES (Liquidation Basis)

            Accounts payable and accrued expenses                (83,411)

            Accrual for liquidation expenses                    (150,000)
                                                                ---------
                                                                (233,411)
                                                                ---------

MINORITY INTERESTS
            (Liquidation Basis)                                      (35)
                                                                ---------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION                                       $239,799
                                                                ---------

                             See accompanying notes.

                       Philips International Realty Corp.
                           (In Process of Liquidation)
                      Consolidated Statement of Changes in
                            Net Assets in Liquidation
                      For the Year ended December 31, 2004

                                   (Unaudited)


Net Assets in Liquidation, December 31, 2003                      $2,816,782
Increases (decreases) during the period:
            Distributions paid to shareholders                    (2,569,166)
            Interest income                                           14,593
            Amortization of prepaid insurance                        (22,437)
            Minority interests                                            27
                                                                  -----------
Net Assets in Liquidation, December 31, 2004                       $ 239,799
                                                                   =========

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

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the Years Ended
                                                                                       December 31,

                                                                                  2003           2002
                                                                                  ----           ----
Discontinued Operations:
Revenues from rental property                                                  $1,203,463      $2,790,564
                                                                               ----------      ----------

Expenses:
   Operating expenses                                                             163,813         425,298
   Real estate taxes                                                               88,242         245,686
   Management fees to affiliates                                                   36,838          84,171
   General and administrative expenses                                          1,265,670         974,053
                                                                                ---------         -------
                                                                                1,554,563       1,729,208
                                                                                ---------       ---------

Operating income (loss) from discontinued operations                            (351,100)       1,061,356
Minority interests in (income) loss before gain (loss) on sale and
   provision for liquidation expenses                                               1,903         (2,863)
Other income (expense), net                                                     (208,669)       (219,029)
                                                                                ---------       ---------

Income (Loss) from discontinued operations before gain (loss) on sale
   and provision for liquidation expenses                                       (557,866)         839,464
Gain (Loss) on sale (net of minority share of $4,520 and $(2,479)              1,325,046         (726,812)

Provision for liquidation expenses (net of minority share of $3,009 in 2003)    (881,991)              --
                                                                                ---------        --------

   Net income (loss) from discontinued operations                              ($114,811)        $112,652
                                                                                =========        ========

Basic and diluted net income (loss) per common share                              ($0.02)           $0.02
                                                                                =========        ========

                             See accompanying notes.

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND NET ASSETS IN LIQUIDATION
                 For the Years Ended December 31, 2003 and 2002


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

                       PHILIPS INTERNATIONAL REALTY CORP.
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Years Ended

                                                                                            December 31,
                                                                                         -----------------

                                                                                          2003            2002
                                                                                          ----            ----
Operating activities:
Net income (loss) from discontinued operations                                      $(114,811)        $112,652
Adjustments to reconcile net income (loss) from discontinued
 operations to net cash (used in) provided by
 operating activities:
   Minority interests in income (loss)                                                   (392)             384
   (Gain) loss on sales of real estate                                             (1,329,566)         729,291
Changes in operating assets and liabilities:
   Accounts receivable                                                                 15,310          196,059
   Prepaid expenses                                                                    42,003         (426,691)
   Other assets                                                                        26,429          (48,525)
   Accounts payable and accrued expenses                                              479,016         (110,386)
   Accrual for liquidation expenses                                                   885,000               --
   Other liabilities                                                                  (44,899)         (25,772)
                                                                                  -----------       ----------
Net cash (used in) provided by operating activities                                   (41,910)         427,012
                                                                                  -----------       ----------
Investing activities:
   Net proceeds from sales of shopping center properties                           10,973,325        8,333,842
                                                                                  -----------       ----------

Financing activities:
   Distributions to minority interests                                                (37,794)         (12,598)
   Distributions paid on common stock                                             (11,010,711)      (3,670,237)
                                                                                  -----------       ----------

Net cash used in financing activities                                             (11,048,505)      (3,682,835)
                                                                                  -----------       ----------

Net increase (decrease) in cash and cash equivalents                                 (117,090)       5,078,019
Cash and cash equivalents, beginning of year                                        5,941,024          863,005
                                                                                  -----------       ----------

Cash and cash equivalents, end of the year                                         $5,823,934       $5,941,024
                                                                                  -----------       ----------
Non-cash investing and financing activities:

   Distributions declared and paid in succeeding year                              $3,670,237              $--
                                                                                  ===========       ==========


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

The Company completed the disposition of the last of its real estate properties on December 12, 2003, and has distributed to date $18.10 per share in cash to its stockholders. This has been achieved through a series of ten property sales and/or redemption transactions, and ten liquidating distributions as more fully described in Note 2 below.

The Company filed a Current Report on Form 8-K, dated January 7, 2004, to report that notwithstanding (i) the weak economic environment since adoption of the Plan of Liquidation in October 2000 had depressed retail rents and real property values, And (ii) the Company had to contend with the Kmart Chapter 11 bankruptcy proceedings in seeking to divest many of its shopping center properties in which this troubled retailer was the anchor tenant, the Company expected total distributions to shareholders would be within 1% of the originally projected total $18.25 per share.

On December 17, 2004, the Company announced that the amount and timing of any future distributions to shareholders, which in the aggregate are unlikely to exceed $0.05 per share, remain subject to (i) the Company's realization of certain claims for refund of real estate and transfer taxes paid, and (ii) the costs incurred to complete all wind-down activities and dissolve the corporation. Assuming the prompt receipt of these refunds, the Board of Directors anticipates that it may commence the winding-down and dissolution of the corporation and a final liquidating distribution within the next several months.

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

The purchase price paid by the Related Limited Partners under the Lake Worth Agreement will be adjusted, up or down, so that the aggregate value per Unit received by them in connection with the distribution to the Related Limited Partners of the Company's four shopping center properties located in Hialeah, Florida and the sale to the Related Limited Partners in December 2000 of the Company's redevelopment property located on Third Avenue in New York, New York ($18.25 per share), and the total per share value received by the Company's stockholders in the liquidation, will be the same. The Related Limited Partners have paid $243,000 to the Company to date in respect of this purchase price adjustment obligation.

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

The Board of Directors of the Company authorized liquidating distributions generally following each of the foregoing asset dispositions as follows:

                                                                    Per Share
                           Date Paid                                Amount
                           ---------                                ------

                           December 22, 2000                        $13.00
                           July 9, 2001                               1.00
                           September 24, 2001                         0.75
                           November 19, 2001                          0.50
                           October 22, 2002                           0.50
                           March 18, 2003                             0.50
                           September 16, 2003                         1.00
                           January 6, 2004                            0.50
                           August 27, 2004                            0.25
                           December 30, 2004                          0.10
                                                                    ------
                                                                    $18.10
                                                                    ======

The Board of Directors of the Company is currently seeking to recover certain real estate and transfer tax refunds totaling $175,000 due from two governmental agencies. Upon collection of these tax refunds, the Board of Directors currently intends to declare a final liquidating distribution and then will act to dissolve the corporation.

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

Revenue Recognition

Minimum revenues from rental property were historically recognized on a straight-line basis over the terms of the respective tenant leases. Percentage rents, representing the Company's participation in tenants' gross sales in excess of predetermined thresholds, were recognized upon verification that such rents were due for any given lease year and totaled $34,000 and $53,000 for the years ended December 31, 2003 and 2002, respectively.

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

Basic and diluted net income (loss) per share in the accompanying Consolidated Statements of Operations is based upon 7,340,474 weighted average shares of common stock outstanding for the years ended December 31, 2003 and 2002, and is computed by dividing Net income (loss) from discontinued operations by the weighted average number of shares outstanding for the period.

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

Other assets in the Consolidated Statement of Net Assets in Liquidation as of Decemer 31, 2004 were comprised of certain real estate and transfer tax refunds due from two governmental agencies.

Other assets in the accompanying Consolidated Statement of Net Assets in Liquidation as of December 31, 2003, and the Consolidated Balance Sheet as of December 31, 2002, were substantially comprised of legal costs (approximately $2,100,000 and $2,000,000, respectively) incurred in connection with the defense of a certain class action (see Note 7). On December 9, 2004, the Company and its insurance carrier executed an Agreement and Claims Release which provides, among other things, for the settlement of the Company's pending claim for reimbursement of these legal costs in consideration for the aggregate payment to Company of ap- proximately $1,456,000, all of which amount was received as of December 31, 2004. Other assets at December 31, 2003 also include certain transfer and real estate tax refunds pending, and amounts due in connection with certain property sales.

5. Fair Value of Financial Instruments

Estimated fair values for financial instruments were determined by management using market information available as of December 31, 2004 and 2003 and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect its estimates of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004.

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying consolidated financial statements as of December 31, 2004 and 2003 at amounts which reasonably approximate their fair values due to the short maturities of these accounts.

6. Related Party Transactions

The Company is party to a management agreement with Philips International Holding Corp. ("PIHC"), a related party, pursuant to which PIHC has historically provided day-to-day property management, leasing, legal and construction supervisory services. Fees payable for such services have included (i) a management fee equal to 3% of gross rental collections, (ii) leasing commissions and legal fees in amounts not to exceed local current market rates, and (iii) construction supervisory fees up to 10% of the costs of a project. In addition, PIHC is reimbursed for certain direct out-of-pocket expenses. Fees paid for such services totaled $154,000 and $225,000 for the years ended December 31, 2003 and 2002, respectively.

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

On July 28, 2004, the United States District Court for the Southern District of New York entered a stipulation and order providing for voluntary dismissal which withdrew the class action with prejudice and without cost to the Company or its directors. The Company incurred significant costs in connection with the defense of this litigation, which were included in Other assets in the accompanying consolidated financial statements. See Note 4 for information regarding the realization of such defense costs.

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

In conjunction with the Company's adoption of the plan of liquidation and the disposal of substantially all of its shopping center properties, all options outstanding at December 31, 2000 (705,500 shares at a weighted average exercise price per share of $17.43) became fully vested and replaced one-for-one by a contractual right (a "Contract Right") to receive a cash distribution on the same basis and at the same time as liquidating distributions are made to shareholders. The total amount to be paid on each Contract Right will equal the total per share proceeds distributed to shareholders less the original stock option exercise price. Contract Rights are retained after termination of employment. The Company believes it has adequately accrued ($35,000 at December 31, 2004) for amounts which may become due and payable pursuant to such Contract Rights.

9. Quarterly Financial Information

The following summary represents the results of operations for each quarter during the year ended December 31, 2003.


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

10. Distributions on Common Stock

The Company declared and paid cash distributions on its common stock for 2004, 2003 and 2002 as follows:

                                    Record           Date of         Amount
Date of Declaration                  Date            Payment         Per Share
-------------------                  ----            -------         ---------
2004 Year:
8/17/04                                8/20/04        8/27/04         $0.25
12/17/04                              12/22/04       12/30/04         $0.10

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


           Signature                                  Title                                                 Date
           ---------                                  -----                                                 ----

/s/ PHILIP PILEVSKY                  Chairman of the Board and Chief Executive Officer,                March 30, 2005
--------------------                  President, principal financial officer and Secretary
Philip Pilevsky


/s/ SHEILA LEVINE                    Director                                                          March 30, 2005
------------------
Sheila Levine

/s/ ARNOLD S. PENNER                 Director                                                          March 30, 2005
---------------------
Arnold S. Penner

/s/ A. F. PETROCELLI                 Director                                                          March 30, 2005
---------------------
A. F. Petrocelli

/s/ ELISE JAFFE                      Director                                                          March 30, 2005
----------------
Elise Jaffe

/s/ ROBERT S. GRIMES                 Director                                                          March 30, 2005
---------------------
Robert S. Grimes

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