Form 10-Q
period 2005-03-31
PHILIPS INTERNATIONAL REALTY CORP
filed 2005-05-16
CIK 1050686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicateby check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,340,474 shares outstanding as of April 30, 2005.

                       PHILIPS INTERNATIONAL REALTY CORP.
                                    FORM 10-Q
                                      INDEX


PART I     FINANCIAL INFORMATION                                                            Page
------     ---------------------                                                            ----

           Item 1.    Financial Statements:

                      Consolidated Statements of Net Assets in Liquidation as of
                      March 31,2005 and December 31, 2004                                        3

                      Consolidated Statements of Changes in Net Assets in Liquidation for
                      the Three Months ended March 31, 2005 and 2004.                            4

                      Notes to Consolidated Financial Statements                              5-10

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                     11


           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                11

           Item 4.    Controls and Procedures                                                   11

PART II    OTHER INFORMATION
-------    -----------------

           Item 1.    Legal Proceedings                                                         12

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds               12

           Item 3.    Defaults Upon Senior Securities                                           12

           Item 4.    Submission of Matters to a Vote of Security Holders                       12

           Item 5.    Other Information                                                         12

           Item 6.    Exhibits                                                                  12

SIGNATURES                                                                                      13

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       Philips International Realty Corp.
                           (In Process of Liquidation)
              Consolidated Statements of Net Assets in Liquidation

                                   (Unaudited)


                                                          MARCH 31,          DECEMBER 31,
                                                            2005                2004
                                                         -----------         ------------

ASSETS (Liquidation Basis)
            Cash and cash equivalents                    $  284,820           $  274,637
            Prepaid expenses                                 22,786               23,608
            Other assets                                    175,000              175,000
                                                         ----------           ----------
                                                            482,606              473,245
                                                         ----------           ----------

LIABILITIES (Liquidation Basis)
            Accounts payable and accrued expenses          (123,594)             (83,411)
            Accrual for liquidation expenses               (120,000)            (150,000)
                                                         ----------           ----------
                                                           (243,594)            (233,411)
                                                         ----------           ----------

MINORITY INTERESTS
            (Liquidation Basis)                                 (32)                 (35)
                                                         ----------           ----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS IN LIQUIDATION                                $  238,980           $  239,799
                                                         ===========          ==========


                             SEE ACCOMPANYING NOTES.

                       Philips International Realty Corp.
                           (In Process of Liquidation)
                      Consolidated Statements of Changes in
                            Net Assets in Liquidation

                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                           ------------------------------
                                                              2005              2004
                                                            --------         ----------

Net Assets in Liquidation, December 31, 2004 and 2003       $239,799         $2,816,782

Increases (decreases) during the period:
            Interest income                                        -              2,347
            Amortization of prepaid insurance                   (822)           (13,947)
            Minority interests                                     3                 39
                                                            --------         ----------


Net Assets in Liquidation, March 31, 2005 and 2004          $238,980         $2,805,221
                                                            ========         ==========


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

On October 13, 1999, the Board of Directors of the Company announced that it had retained a financial advisor to assist the Company in examining strategic alternatives to maximize shareholder value. The Board of Directors believed that the Company's then current stock price did not reflect the underlying value of its assets. Given the changing dynamics of the REIT market place and consistent with its commitment to realize shareholder value for all investors, the Board believed that it was prudent to explore the strategic alternatives for the Company.

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

The Board of Directors of the Company authorized liquidating distributions generally following each of the foregoing asset dispositions as follows:

                                                          PER SHARE
            DATE PAID                                       AMOUNT

            December 22, 2000                               $13.00
            July 9, 2001                                      1.00
            September 24, 2001                                0.75
            November 19, 2001                                 0.50
            October 22, 2002                                  0.50
            March 18, 2003                                    0.50
            September 16, 2003                                1.00
            January 6, 2004                                    .50
            August 27, 2004                                    .25
            December 30, 2004                                  .10
                                                            ------
                                                            $18.10
                                                            ======

The Board of Directors of the Company is currently seeking to recover certain real estate and transfer tax refunds totaling (as of December 31, 2004) $175,000 due from two governmental agencies. Upon collection of these tax refunds, the Board of Directors currently intends to declare a final liquidating distribution and then will act to dissolve the corporation. The Company collected $150,000 in transfer tax refunds in May 2005.

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

INTERIM FINANCIAL STATEMENTS:

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and balances have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments, which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

4. OTHER ASSETS
   ------------

           Other assets in the Consolidated Statement of Net Assets in Liquidation as of March 31, 2005 and December 31, 2004 were comprised of certain real estate and transfer tax refunds due from two governmental agencies. The Company collected $150,000 in transfer tax refunds in May 2005.

5. COMMITMENTS AND CONTINGENCIES
   -----------------------------

LEGAL PROCEEDINGS:

         The Company has historically been subject to various legal proceedings and claims that arose in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position or liquidity of the Company.

6. CONTRACT RIGHTS AGREEMENTS
   --------------------------

The Company had maintained a stock option plan pursuant to which a maximum 852,550 shares of the Company's Common Stock could be issued for qualified and non-qualified options. Options granted under the Plan generally vested ratably over a three-year term, expired ten years from the date of grant and were exercisable at the market price on the date of grant, unless otherwise determined by the Board of Directors in its sole discretion.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. These financial statements include all adjustments, which are, in the opinion of management, necessary to reflect a fair presentation of the results for the interim periods presented.

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

RESULTS OF OPERATIONS:

The Company adopted the liquidation basis of accounting as of December 31, 2003. The accompanying interim Consolidated Statements of Changes in Net Assets in liquidation for the three month periods ended March 31, 2005 and 2004 do not reflect any significant adjustments in net asets during the respective periods.

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


                                     PART II
                                OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS
         -----------------


The Company has historically been subject to various legal proceedings and claims that arose in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position or liquidity of the Company.

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


                                       Philips International Realty Corp.




Date: May 16, 2005                     By: /s/ Philip Pilevsky
                                       ----------------------------------------
                                       Philip Pilevsky
                                       Chairman of the Board and
                                       Chief Executive Officer

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